Form 10-K405
QUALITY FOOD CENTERS INC
filed 1995-03-31
CIK 804333

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                    FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1994

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From ____ To _____

                         Commission File Number: 0-15590
                           QUALITY FOOD CENTERS, INC.
             (Exact name of registrant as specified in its charter)

           Washington                                91-1330075
-----------------------------------      ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

10112 N.E. 10th Street, Bellevue, Washington                98004
--------------------------------------------                -----
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (206)  455-3761
                                                        --------------

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock,
                                                    $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    ----        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of
the close of business on March 27, 1995:     $231,362,413

Number of shares of Registrant's common stock, $.001 par value, outstanding as of March 27, 1995: 20,240,410

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Part II and Part IV of this Form 10-K.

The Proxy Statement relating to the 1995 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

                                    CONTENTS
                                    --------

                                                                PAGE
                                                                ----
                                     PART I
ITEM  1.  BUSINESS                                                3

ITEM  2.  PROPERTIES                                              8

ITEM  3.  LEGAL PROCEEDINGS                                       9

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS                                    10

                                     PART II

ITEM  5.  MARKET FOR THE COMPANY'S COMMON STOCK
          AND RELATED SHAREHOLDER MATTERS                        11

ITEM  6.  SELECTED FINANCIAL DATA (INCORPORATED BY
          REFERENCE FROM THE COMPANY'S 1994 ANNUAL
          REPORT TO SHAREHOLDERS)                                12

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (INCORPORATED BY REFERENCE FROM THE COMPANY'S
          1994 ANNUAL REPORT TO SHAREHOLDERS)                    12

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          (INCORPORATED BY REFERENCE FROM THE COMPANY'S
          1994 ANNUAL REPORT TO SHAREHOLDERS)                    12

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                 13

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          COMPANY (INCORPORATED BY REFERENCE FROM
          THE COMPANY'S PROXY STATEMENT, EXCEPT FOR
          INFORMATION REGARDING EXECUTIVE OFFICERS)              13

ITEM 11.  EXECUTIVE COMPENSATION (INCORPORATED BY
          REFERENCE FROM THE COMPANY'S PROXY STATEMENT)          13

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT (INCORPORATED BY
          REFERENCE FROM THE COMPANY'S PROXY STATEMENT)          13

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS (INCORPORATED BY REFERENCE
          FROM THE COMPANY'S PROXY STATEMENT)                    13

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K                                    14

                                     PART I


ITEM 1  - BUSINESS

(a)  GENERAL DEVELOPMENT OF THE BUSINESS

The Registrant, Quality Food Centers, Inc. (the "Company" or "QFC"), is the largest independent supermarket chain in the Seattle/Puget Sound area of Washington State. The Company began in 1954 with four store locations and has grown over the last 40 years through acquisition and new store expansion to 60 stores today.

As part of a recapitalization, on January 19, 1995, the Company commenced a self-tender offer for up to 7,000,000 shares of its common stock at a price of $25.00 per share payable in cash. The tender offer expired on March 17, 1995 with 11,179,838 shares tendered. The Company will purchase the 7,000,000 shares on March 29, 1995. In addition, the Company will sell 1,000,000 newly issued shares of its own common stock to Zell/Chilmark Fund L.P. (Zell/Chilmark) at $25.00 per share on March 29, 1995. Zell/Chilmark will also acquire 2,975,000 shares at $25.00 per share directly from the Company's chairman and chief executive officer in a separate transaction which is expected to close on January 15, 1996. The Company will borrow approximately $174,000,000 under a new $220,000,000 senior credit facility ("the Credit Facility") to finance the $24 million of long-term debt assumed in the Olson's merger described under "Expansion Through New Stores" below and to repurchase its shares pursuant to the self-tender offer. Due to the above developments, the Company's financial statements will change significantly, reflecting lower cash balances, a significant reduction in shareholders' equity and increase in long-term debt and a related reduction in interest income and increase in interest expense. Pro forma information regarding the Olson's merger and recapitalization is presented in Note J to the Company's financial statements for fiscal 1994.

(b)  INDUSTRY SEGMENTS

The Company has only one industry segment - the operation of retail supermarkets.

(c)  DESCRIPTION OF BUSINESS

(i)  GENERAL

The Company emphasizes superior customer service, high quality perishables, competitive prices and convenient store locations in stable and growing areas. All QFC stores are open seven days a week, 24 hours a day.

QFC's supermarkets offer a wide variety of competitively priced grocery, meat, produce, frozen foods and dairy items, along with a limited selection of non-food items. Most of the stores also offer full service delicatessen, seafood and bakery departments with coffee/espresso bars. Selected stores offer video rentals and fresh juice bars. Photo processing and automated teller machines are available in all stores. The recently merged Olson's Food stores also feature an expanded natural foods section, additional health and beauty aids and pharmacies in five stores. Space is leased or sub-leased to full-service banks and oriental take-out kitchens in certain stores. The Company subleases space to an Italian cafe in two stores, and in certain of the former Olson's Food stores, space is subleased to Starbuck's gourmet coffee shops, Cinnabon cinnamon roll bakeries and Ichibon sushi bars.

GROWTH THROUGH EXPANSION AND REMODELING OF EXISTING STORES

The Company has continued its store remodeling and expansion program, completing 25 remodels over the past nine years, including two in 1994. The Company has completed the expansion and remodeling of two stores so far in 1995. The Company plans to continue remodeling and expanding certain stores that were added or remodeled in recent years. Six such "re-remodels" have been completed to-date, including two in 1994.

Remodeling of the stores usually provides additional square footage for new full-service specialty departments, for the expansion of existing departments and for leased space for in-store banks and other services.

While the Company expects the average size of its stores to grow as departments are added and expanded, the Company intends to continue to operate both large- and small-format stores. At the end of 1994, the total square footage of all 45 stores was approximately 1,319,000 square feet with an average store size of approximately 29,000 square feet, ranging in size from 14,000 to 49,000 square feet.

EXPANSION THROUGH NEW STORES

The Company is adding new stores at an accelerated pace. Twenty-one stores have been added in the last five years including three in 1992, five in 1993 and seven in 1994. On March 2, 1995, the principal operations of the Olson's Food Stores chain were merged into the Company, including twelve Olson's supermarkets
- eight in Snohomish County and four in King County, Washington, three additional stores in various stages of development and rights to several other future sites in the same market. As consideration for the operations being merged, the Company paid $18 million in cash, issued 752,941 shares of Common Stock and assumed $24 million of long-term debt of Olson's. The Company acquired the Rainier Market store in Seattle in January 1995. The store was closed and demolished and a replacement store is being constructed to be opened in the summer of 1995. On March 26, 1995, the Company acquired three stores from Puget Sound Marketing, located in Enumclaw, Auburn and Gig Harbor, Washington operating under the Hogan's Market and Bag n' Save names. Including these recent developments, 28 of the Company's last 39 newest stores were acquired from independent operators and the Company believes acquisition will continue to be an important part of its expansion.

These new locations will bring the total number of QFC stores to 61. The Company has three stores in various stages of development that were part of the Olson's merger and plans to open two other stores in 1996 that are in the early stages of development. The Company is evaluating and pursuing other potential new store locations and acquisition opportunities.

The Company's plans to expand and remodel its existing stores and add new stores are reviewed continually and are subject to change. In addition, the Company's ability to expand and remodel existing stores and to open new stores is subject to many factors, including successful negotiation of new leases or amendments to existing leases, successful site acquisition and financing on acceptable terms and may be limited by zoning, environmental and other governmental regulations.

MARKETING

The volume of the Company's newspaper, television and radio advertising continued to increase in 1994. The Company ran television ads to promote its home delivery service "QFC Express" and its new debit and credit card payment options and introduced a new television and radio advertising theme, "At QFC, You Know Its Going to be Good", which builds on the quality of its products, employees and customer service. During 1994, along with special seasonal promotions, there was additional advertising for the grand-openings of the Company's new and remodeled stores.

MANAGEMENT INFORMATION SYSTEMS

The Company has installed P.C. based point-of-sale hardware and software in every checkout lane of every store. The Company has a Company-wide high speed digital data and voice network and an electronic payment system in every store that enables customers to pay for their purchases with both debit and credit cards. The Company also has an in-store computerized direct store delivery system for non-perishable deliveries, which integrates the receipt of goods at the store with accounting and merchandising at the Company's main office. This integrated system offers the Company timely information and greater efficiency and control over merchandising and accounts payable. The Company processes product orders, direct store deliveries and store accounting functions on personal computers in each store. In addition, custom software and a laser printer are used to create shelf tags, more attractive signs and customized promotional materials on-site at each store. Today, although already highly automated, QFC remains committed to the further use of information systems as a tool to enhance profitability. In 1994, the Company continued the conversion from its mainframe host computer to a new client-server host computer to meet its long-term growth needs and convert to "open-systems" technology.

(ii)  NEW PRODUCTS OR INDUSTRY SEGMENTS

The Company has not introduced new products or added additional industry segments that will require a material investment of the Company's assets.

(iii)  RAW MATERIALS

Merchandise is ordered on a store-by-store basis, although product selection is approved and monitored by a central buying group consisting of merchandise managers for various classifications of products. The central buying group also responds to customer requests and input from store managers regarding new products and merchandising ideas and allocates shelf space to products.

QFC maintains no independent distribution facilities but purchases the majority of its groceries, meat and some seafood, deli and produce from its major wholesale supplier, West Coast Grocery Company ("West Coast"), a subsidiary of Super Valu Stores, Inc. The Company purchased approximately $196,661,451 of products from West Coast during fiscal 1994, accounting for 45.7% of the Company's cost of sales and related occupancy expense during the year. The Company also periodically purchases higher turnover products that would otherwise be supplied by West Coast directly from the manufacturer. The remainder of products are purchased from other manufacturers or distributors which, as does West Coast, deliver directly to the Company's stores. Pursuant to the Olson's merger, the Company is using Associated Grocers ("A.G.") as its major wholesaler for the 12 former Olson's stores. A.G. is a cooperative wholesaler located in Seattle, Washington. Management believes that alternative wholesale sources for the purchases made from West Coast, A.G., and other suppliers are available on terms approximately equal to those currently in effect. The Company maintains a central commissary where certain items are prepared primarily for the Company's deli department.

(iv)  PATENTS, TRADEMARKS, LICENSES, ETC.

The Company employs various trademarks, trade names and service marks. Certain governmental licenses and permits are required for the Company's operations. Management believes the Company has all necessary licenses and permits.

(v)  SEASONALITY

No material portion of the Company's business is affected by seasonal fluctuations, except that sales are generally stronger surrounding holidays, especially from Thanksgiving through New Year's Day. In addition, the Company's fiscal quarters consist of three 12-week quarters and a 16-week fourth quarter. However, 1994 was a 53-week fiscal year, with a 17-week fourth quarter.

(vi)  WORKING CAPITAL ITEMS

The Company experiences high inventory turnover. This is a result of the Company not maintaining its own distribution facilities or warehouse, the limited storage space in the individual stores and the perishable nature of much of the Company's merchandise. Deliveries are received frequently to maintain adequate inventory levels for meeting customers' needs. While some inventory is purchased and held for a period of time to take advantage of pricing trends, no significant levels of inventories are purchased and stored for anticipated future sales.

Virtually all sales are on a cash basis. Sales paid for with debit and credit cards are settled within one-two days of the sale. Purchases are paid on various terms ranging from daily to 60 days.

(vii)  DEPENDENCE UPON A FEW CUSTOMERS

The business of the Company is not dependent on a single or a few customers.

(viii)  BACKLOG ORDERS

The Company does not have any backlog of orders.

(ix)  GOVERNMENT CONTRACTS

The Company does not have any material contracts or subcontracts with any governmental entities.

(x)  COMPETITIVE CONDITIONS

The retail supermarket business is highly competitive. The Company competes with national and regional supermarket chains, principally Safeway, Albertson's and Fred Meyer, and with smaller chains and independent stores as well as wholesale club formats and specialty and convenience food stores.

The principal areas of competition include store location; product selection and quality; convenience and cleanliness; employee friendliness and service; price; and management information enabling timely product selection, pricing and promotion decisions. The Company addresses each of these factors, emphasizing superior service, high quality perishables, leading-edge technology, and favorable store locations. Competitive pricing is implemented by reviewing competitors' prices on a regular basis through observation and independent surveys and adjusting prices as management deems appropriate. Certain of these strategies are also used by the Company's competitors, some of which have substantially greater financial and other resources than the Company.

During the fourth quarter of 1994, the Company experienced an increasing number of new store openings or store remodelings by its competitors near its existing stores, which has resulted in reduced sales in the Company's stores. The Company expects this trend to continue in 1995.

(xi)  RESEARCH AND DEVELOPMENT ACTIVITIES

The Company has not expended material amounts in research and development activities.

(xii)  ENVIRONMENTAL LAWS

Compliance with federal, state, and local laws enacted for protection of the environment has had no material effect on the Company's capital expenditures, earnings or competitive position. The Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws.

(xiii)  NUMBER OF EMPLOYEES

The Company had approximately 3,200 employees as of the end of fiscal 1994. Of these, approximately 2,800 are covered by collective bargaining agreements in effect through April 30 and July 31, 1995. The Company has not had a work stoppage in over 20 years and believes its labor relations continue to be excellent. Nearly all employees of supermarket chains in the Seattle/Puget Sound market, including the Company's, are members of collective bargaining units.

(d)  FOREIGN AND DOMESTIC OPERATIONS

The Company's operations are exclusively in the state of Washington. The Company has no export sales.



ITEM 2  - PROPERTIES

As of March 27, 1995, the Company leases 55 of its 60 supermarkets and its administrative facilities under non-cancellable operating leases with various terms expiring through

2053, including renewal periods. The average remaining term of the Company's leases (including all renewal options) is approximately 31 years. Two of the Company's store leases are subject to expiration within five years. The Company renegotiates its leases prior to committing to a major store remodel. The leases generally provide for minimum rental amounts, with contingent rental payments based on a percentage of gross sales, plus real estate tax payments and reimbursement of executory costs. The Company owns most of the equipment, furniture and fixtures at its retail and administrative locations and has made leasehold improvements at most locations.

Because of the opportunity to better control occupancy expenses, the Company is more interested in owning future store locations. As of December 31, 1994, the Company owned the real estate at five of its store facilities in operation, four of which were part of small shopping centers owned by the Company. The real estate operations of these centers are currently insignificant to the Company's results of operations. The Company has sold one of the centers since year end and the others are for sale. The Company retained ownership of its store building and pad in the center that was sold, and intends to do so in the other centers to be sold as well.

The Company has entered into option agreements and purchased real estate within its existing market areas where it plans to locate stores in the future or sell the real estate. These store locations are in the entitlement process or subject to other contingencies.

The Company continues to study various long-term development strategies for the
8.8 acres of real estate that it acquired in 1991, adjacent to the University Village Shopping Center where QFC operates a store. The Company has stated that its goal is to develop a new store of approximately 50,000-60,000 square feet, with capacity for expansion, in a prime location with improved parking. See "Item 13 - Certain Relationships and Related Transactions."


ITEM 3  - LEGAL PROCEEDINGS

The Company is currently involved in a number of legal proceedings which have arisen in the ordinary course of business. Management believes these proceedings will not, in the aggregate, have a material impact on the Company's operations or financial condition.

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 1994 to a vote of shareholders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:


     NAME                      AGE   POSITION
     Stuart M. Sloan           51    Chairman, Chief Executive
                                     Officer and Director

     Dan Kourkoumelis          44    President, Chief Operating
                                     Officer and Director

     Marc W. Evanger           40    Vice President, Chief
                                     Financial Officer and
                                     Secretary/Treasurer

Stuart M. Sloan became a director of the Company in 1985 and has been Chairman since June 1986. Mr. Sloan served as Chief Executive Officer of the Company from June 1986 to February 1987 and has been Chief Executive Officer since April 1991. Mr. Sloan is the founder and a principal of Sloan Capital Companies, a private investment company. See "Item 13-Certain Relationships and Related Transactions." Mr. Sloan served as President of Egghead, Inc., a reseller of microcomputer software, from February 1989 until July 1990, as Chief Executive Officer from February 1989 until April 1991 and as Chairman from January 1990 to September 1992. Mr. Sloan serves as a director of ITEL Corp., Cucina! Cucina!, Inc., the SeaFirst Corporation and SeaFirst Bank.

Dan Kourkoumelis became a director of the Company in April 1991. He joined the Company as a boxboy in 1967 and his experience includes several ranks of store management and executive positions. Mr. Kourkoumelis was appointed Executive Vice President in 1983, Chief Operating Officer in 1987, and President in 1989. Mr. Kourkoumelis is a member of the Board of Directors of the Western Association of Food Chains and Washington State Food Dealers Association and serves as a director of Expeditors International of Washington, Inc. and Shurgard Storage Centers, Inc.

Marc W. Evanger joined QFC in 1984 as Controller. From 1978 to 1984, he was employed by Price Waterhouse in audit, consulting, corporate tax planning and merger assignments and spent his last two years at that firm as an audit manager. His prior experience included three years with QFC as a retail clerk. Mr. Evanger is a Certified Public Accountant. He was appointed Vice President in March 1986, Chief Financial Officer in February 1987 and Corporate Secretary and Treasurer in February 1988.
                                     PART II

ITEM 5  - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

(a)  MARKET INFORMATION

The common stock of the Company is traded on the Nasdaq National Market under the symbol "QFCI". Presented below are quarterly closing sale price ranges for QFC's common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                     Fiscal Year Ended     Fiscal Year Ended
                         12/31/94              12/25/93
                     -----------------     -----------------
                       High      Low         High       Low
                     --------  -------     -------   --------
   First Quarter     $25 1/4   $21 3/4     $36 3/4    $29
   Second Quarter     24        19 1/2      37 1/4     31 1/4
   Third Quarter      24 3/4    21 1/2      35 1/2     30 1/4
   Fourth Quarter     24 1/4    19          32 1/4     24 3/4

(b)  HOLDERS

The Company had approximately 2,225 shareholders of record as of March 27, 1995.

(c)  DIVIDENDS

     During 1994, the Company paid quarterly cash dividends of $.05 per share of the Company's common stock for an annual rate of $.20 per share. Dividends totalling $3.9 million, or $.20 per share were paid during 1994. In February 1995, a cash dividend of $.05 per share was paid to shareholders of record as of February 3, 1995.

     During 1993, the Company paid its first ever quarterly cash dividends of $.05 per share of the Company's common stock for an annual rate of $.20 per share. Dividends totalling $2.9 million, or $.15 per share were paid during 1993.

     Dividends have been discontinued because the Credit Facility prohibits the payment of dividends prior to 1997. Beginning in 1997, the Credit Facility permits the payment of dividends subject to the Company achieving specified amounts of earnings, but the resumption of dividends at that time or any future time will be dependent on various factors which the Board of Directors will evaluate at that time, principally including whether the Company will have sufficient excess cash on hand at that time after providing for its operating needs, servicing debt and reserving an appropriate amount of funds for the Company's expansion opportunities. There can be no assurances when or whether the Board might decide to resume paying dividends on the Common Stock.

ITEM 6  - SELECTED FINANCIAL DATA

The section entitled "Five Year Summary of Selected Financial Data" on page 15 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 is incorporated herein by reference.

ITEM 7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The section entitled "Financial Review" on pages 16 through 21 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 is incorporated herein by reference.

ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data of the Registrant, and the independent auditors' report on such financial statements, included on pages 22 through 33 of the Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated herein by reference:

     Statements of Earnings for the three years ended December 31, 1994.

     Statements of Shareholders' Equity for the three years ended December 31, 1994.

     Balance Sheets as of December 31, 1994 and
       December 25, 1993.

     Statements of Cash Flows for the three years ended December 31, 1994.

     Notes to Financial Statements including
       supplementary data entitled "Selected
       Quarterly Financial Data (Unaudited)."

     Independent Auditors' Report.

ITEM 9  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in independent auditors during the past two fiscal years, and there has been no disagreement with the Company's independent auditors on any matter of accounting principles or practices or financial statement disclosure.
                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors of the Company contained under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Proxy Statement") in April 1995 is incorporated by reference into this Item 10. The information regarding executive officers of the Company contained under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11 - EXECUTIVE COMPENSATION

The information regarding executive compensation contained under the caption "Executive Compensation" in the Proxy Statement to be filed with the Securities and Exchange Commission in April 1995 is incorporated by reference into this
Item 11.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information regarding security ownership of certain beneficial owners and management contained under the caption "Voting Securities and Principal Holders" in the Proxy Statement to be filed with the Securities and Exchange Commission in April 1995 is incorporated by reference into this Item 12.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be filed with the Securities and Exchange Commission in April 1995 is incorporated by reference into this Item 13.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

     1.   FINANCIAL STATEMENTS

          The financial statements of the Registrant listed in Item 8 on page 12 hereof are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 1994.

     2.   FINANCIAL STATEMENT SCHEDULES

          None required.

     3.   EXHIBITS

          A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits on page 17 hereof. The Index to Exhibits includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.

(b)  REPORTS ON FORM 8-K

          One report on Form 8-K was filed on December 30, 1994. The report disclosed under Item 2 the proposed merger of Olson's Food Stores, Inc. with and into the Company and under Item 5 the proposed recapitalization of the Company. Such merger was consummated on March 2, 1995. It was impracticable to provide the required financial statements at the time of filing the report. Such financial statements will be filed within 60 days of the date the report was due.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quality Food Centers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 QUALITY FOOD CENTERS, INC.


                                                  /s/ MARC W. EVANGER
                                            ------------------------------------
                                               Marc W. Evanger, Vice President
                                                  and Chief Financial Officer,
                                                  and Secretary/Treasurer
Date:  March 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1995.

          SIGNATURE                                         CAPACITY


/s/ STUART M. SLOAN                               Chairman, Chief Executive
----------------------------------------
Stuart M. Sloan                                   Officer and Director
                                                  (Principal Executive Officer)


/s/ MARC W. EVANGER                               Vice President and Chief
----------------------------------------
Marc W. Evanger                                   Financial Officer,
                                                  Secretary/Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                                  Director
----------------------------------------
John W. Creighton, Jr.

/s/ NORMA CROCO                                   Director
----------------------------------------
Norma Croco

/s/ DAN KOURKOUMELIS                              Director
----------------------------------------
Dan Kourkoumelis

/s/ FRED B. MCLAREN                               Director
----------------------------------------
Fred B. McLaren

/s/ MAURICE F. OLSON                              Director
----------------------------------------
Maurice F. Olson

/s/ RONALD A. WEINSTEIN                           Director
----------------------------------------
Ronald A. Weinstein

                          INDEPENDENT AUDITORS' CONSENT





Board of Directors
  and Shareholders
Quality Food Centers, Inc.
Bellevue, Washington



We consent to the incorporation by reference in Registration Statements No. 33-32878, 33-34073, 33-38736, 33-69512, and 33-69514 of Quality Food Centers, Inc.
on Forms S-8 of our report dated March 15, 1995, incorporated by reference in this Annual Report on Form 10-K of Quality Food Centers, Inc. for the year ended December 31, 1994.





/s/  Deloitte & Touche LLP
----------------------------------------
Seattle, Washington
March 27, 1995

                           QUALITY FOOD CENTERS, INC.

                             Index to Exhibits Filed
                             with the Annual Report
                              on Form 10-K for the
                       Fiscal Year Ended December 31, 1994


                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                     DESCRIPTION                  PAGE
------                                     -----------              ------------

3.1 Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K filed March 29, 1991.)

3.2      Bylaws of the Company. (Incorporated by reference to Exhibit
         3.2 to the Company's Form 10-K filed March 29, 1991.)

10.1 Executive Supplemental Retirement Plan Participant Agreement, dated July 3, 1984, between Quality Food Centers, Inc. and Ruth F. Cook, under which Quality Food Centers, Inc. undertakes to pay certain retirement benefits to Mrs. Cook, one of the Company's former officers. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-9663, filed October 22, 1986.)

10.2 Form of Quality Food Centers, Inc. Defined Contribution Plan and Trust, with Plan amendment, as adopted by written consent of Quality Food Centers, Inc.'s Board of Directors, under which the Company extends certain benefits to its employees. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, No. 33-9663, filed October 22, 1986.)

10.3     Quality Food Centers, Inc. 401(k) Retirement Plan, dated
         December 30, 1988. (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K filed March 30, 1989.)

10.4 Quality Food Centers, Inc. Amended and Restated 1987 Incentive Stock Option Plan. (Incorporated by reference to the Company's Form 10-K filed March 24, 1994.)

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                     DESCRIPTION                  PAGE
-------                                    -----------              ------------

10.5 Form of Stock Option Agreement under Quality Food Centers, Inc. 1987 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, No. 33-12474, filed March 9, 1987.)

10.6     Amended and Restated 1990 Employee Stock Purchase Plan.
         (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 33-69512, filed
         September 28, 1993.)

10.7 Director's Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration
         Statement on Form S-8, No. 33-38736, filed January 25, 1991.)

10.8 Agreement between Quality Food Centers, Inc. and United Food And Commercial Workers Union Local No. 1105 dated May 1, 1992, governing certain labor relations. (Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K filed March 25, 1993.)

10.9 Agreement between Quality Food Centers, Inc. and United Food And Commercial Workers Union Local No. 81, effective May 3, 1992, governing certain labor relations. (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed March 25, 1993.)

10.10 Agreement between Allied Employers, Inc. and United Food And Commercial Workers Union Local No. 44 AFL-CIO, effective May 7, 1989, governing certain labor relations. Labor Agreement between Quality Food Centers and United Food & Commercial Workers Union Local No. 44, ratifying and adopting above Agreement. Labor Agreement between Quality Food Centers and United Food & Commercial Workers Union Local No. 44, modifying above Agreement and related ratification. (Incorporated by reference to Exhibit 10.10 to the Company's Form 10-K filed March 25, 1993.)

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                     DESCRIPTION                  PAGE
-------                                    -----------              ------------

10.11 Agreement between Allied Employers, Inc. and General Teamsters Union Local No. 38 affiliated with International Brotherhood of Teamsters, effective August 9, 1992, governing certain labor relations. (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K filed March 25, 1993.)

10.12 Amended and Restated Management Agreement, dated August 17, 1986, between Sloan Capital Companies and Quality Food Centers, Inc., under which the Company has engaged Sloan Capital Companies to perform management services through June 18, 1996. (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed March 25, 1993.)

10.13 Quality Food Centers, Inc. 1993 Executive Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 33-69514, filed
         September 28, 1993.)

10.14 Shopping Center Lease, dated June 17, 1987 between Quality Food Centers, Inc. and University Village, Inc. (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K filed March 24, 1994.)

10.14a First Amendment to Shopping Center Lease, dated August 15, 1993, between Quality Food Centers, Inc. and University
         Village, Inc. (Incorporated by reference to Exhibit 10.15a to the Company's Form 10-K filed March 24, 1994.)

10.14b Declaration of Restrictions and Easements, dated August 15, 1993, between Quality Food Centers, Inc. and University
         Village, Inc. (Incorporated by reference to Exhibit 10.15b to the Company's Form 10-K filed March 24, 1994.)

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                     DESCRIPTION                  PAGE

10.14c Development Agreement, dated August 25, 1993, among Quality Food Centers, Inc., U Village Land Limited Partnership and U Village Imp. Limited Partnership. (Incorporated by reference to Exhibit 10.15c to the Company's Form 10-K filed March 24, 1994.)

10.14d Franchise Agreement, dated August 25, 1993, between Quality Food Centers, Inc., and University Village, Inc.
         (Incorporated by reference to Exhibit 10.15d to the Company's Form 10-K filed March 24, 1994.)

10.14e Tenant Estoppel Certificate, dated as of August 9, 1993, from Quality Food Centers, Inc. to Principal Mutual Life Insurance Company, U Village Land Limited Partnership and U Village Imp. Limited Partnership. (Incorporated by reference to Exhibit 10.15e to the Company's Form 10-K filed March 24, 1994.)

10.14f Subordination, Forbearance and Attornment Agreement, dated as of August 9, 1993, among Quality Food Centers, Inc., Principal Mutual Life Insurance Company, U Village Land Limited
         Partnership and U Village Imp. Limited Partnership.
         (Incorporated by reference to Exhibit 10.15f to the Company's Form 10-K filed March 24, 1994.)

10.15 Agreement and Plan of Merger between the Company and Olson's Food Stores, Inc., dated as of December 23, 1994.
         (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed December 30, 1994.)

10.15a First Amendment to Agreement and Plan of Merger between the Company and Olson's Food Stores, Inc., dated as of February 17, 1995.

10.15b Second Amendment to Agreement and Plan of Merger between the Company and Olson's Food Stores, Inc., dated as of March 1, 1995.

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                     DESCRIPTION                  PAGE
-------                                    -----------              ------------

10.15c Indemnification and Escrow Agreement between the Company and Maurice F. Olson, dated as of March 1, 1995.

10.15d Right of First Refusal among the Company and Signature Bakery LLC, North Snohomish Enterprises, Inc., and Olson's Management Group LLC, dated as of March 1, 1995.

10.15e Investors Rights Agreement between the Company and Maurice F. Olson, Charles M. Olson and Maurice S. Olson, Jr., dated as of March 1, 1995.

10.15f Noncompetition Agreement between the Company and Maurice F. Olson dated as of March 1, 1995.

10.16 Form of Letter Agreement from Bank of America National Trust and Savings Association, Bank of America Illinois, Seattle First National Bank and BA Securities, Inc. to the Company, dated January 19, 1995. (Incorporated by reference to Exhibit
         (b)(1) to the Company's Schedule 13E-4 filed on January 19,
         1995.)

10.17 Recapitalization and Stock Purchase and Sale Agreement among the Company, Zell/Chilmark Fund L.P., and Stuart M. Sloan dated as of January 14, 1995. (Incorporated by reference to Exhibit (c)(2) to the Company's Schedule 13E-4 filed on January 19, 1995.)

10.18 Standstill Agreement between the Company and Zell/Chilmark Fund L.P. dated as of January 14, 1995. (Incorporated by reference to Exhibit (c)(4) to the Company's Schedule 13E-4 filed on January 19, 1995.)

10.19 Standstill Agreement between the Company and Stuart M. Sloan dated as of January 14, 1995. (Incorporated by reference to Exhibit (c)(5) to the Company's Schedule 13E-4 filed on
         January 19, 1995.)

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                     DESCRIPTION                  PAGE
-------                                    -----------              ------------

11      Statement re computation of per share earnings.

13 Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Supplementary Data from the Company's Annual Report to Shareholders for the year ended December 31, 1994.

23 Independent Auditor's Consent to incorporation by reference of its report on financial statements in Registration Statements on Form S-8. (The consent appears on page 16 of this Annual Report on Form 10-K.)

27      Financial Data Schedule

                                  Subset of the
                                Index to Exhibits

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

This Subset of the Index to Exhibits includes a subset containing each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                     DESCRIPTION                  PAGE
-------                                    -----------              ------------

10.1 Executive Supplemental Retirement Plan Participant Agreement, dated July 3, 1984, between Quality Food Centers, Inc. and Ruth
        F. Cook, under which Quality Food Centers, Inc. undertakes to pay certain retirement benefits to Mrs. Cook, one of the Company's former officers. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-9663, filed October 22, 1986.)

10.2 Form of Quality Food Centers, Inc. Defined Contribution Plan and Trust, with Plan amendment, as adopted by written consent of Quality Food Centers, Inc.'s Board of Directors, under which the Company extends certain benefits to its employees.
        (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, No. 33-9663, filed October 22, 1986.)

10.3    Quality Food Centers, Inc. 401(k) Retirement Plan, dated
        December 30, 1988. (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K filed March 30, 1989.)

10.4 Quality Food Centers, Inc. Amended and Restated 1987 Incentive Stock Option Plan. (Incorporated by reference to the Company's 1993 Form 10-K filed March 24, 1994.)

10.5 Form of Stock Option Agreement under Quality Food Centers, Inc. 1987 Incentive Stock Option Plan. (Incorporated by reference to
        Exhibit 10.29 to the Company's Registration Statement on Form S-1, No. 33-12474, filed March 9, 1987.)

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                     DESCRIPTION                  PAGE
-------                                    -----------              ------------

10.6    Amended and Restated 1990 Employee Stock Purchase Plan.
        (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 33-69512, filed
        September 28, 1993.)

10.7 Director's Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration
        Statement on Form S-8, No. 33-38736, filed January 25, 1991.)

10.12 Amended and Restated Management Agreement, dated August 17, 1986, between Sloan Capital Companies and Quality Food Centers, Inc., under which the Company has engaged Sloan Capital Companies to perform management services through June 18, 1996. (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed March 25, 1993.)

10.13 Quality Food Centers, Inc. 1993 Executive Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 33-69514, filed
         September 28, 1993.)

10.15f Noncompetition Agreement between the Company and Maurice F. Olson dated as of March 1, 1995.