Form 10-Q
period 1995-03-25
QUALITY FOOD CENTERS INC
filed 1995-05-08
CIK 804333

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549



                                    FORM 10-Q



  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---- ACT OF 1934

For the quarterly period ended  FOR THE 12 WEEKS ENDED MARCH 25, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---- EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    -------------------
Commission file number: 0-15590


                          QUALITY  FOOD  CENTERS,  INC.
             (Exact name of registrant as specified in its charter)

              WASHINGTON                               91-1330075
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


10112 N.E. 10TH STREET, BELLEVUE, WASHINGTON                     98004
  (Address of principal executive offices)                     (Zip Code)

                                 (206) 455-3761
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE.
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes   X  .   No      .
                                                      -----       -----


Number of shares of Registrant's common stock,
$.001 par value, outstanding at May 7, 1995:   14,418,795

                         PART I.  FINANCIAL INFORMATION


                           QUALITY FOOD CENTERS, INC.
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

- -------------------------------------------------------------------------------
                                                     Twelve Weeks Ended
                                                 March 25,          March 19,
                                                    1995               1994
- -------------------------------------------------------------------------------
Sales                                           $138,937,664       $120,986,376
Cost of sales and related occupancy expenses     104,656,255         90,445,755
Marketing, general and administrative expenses    26,570,341         22,396,352
- -------------------------------------------------------------------------------
OPERATING INCOME                                   7,711,068          8,144,269
Interest income                                      273,640            161,932
Interest expense                                     (72,018)               ---
Other expense                                     (1,400,000)               ---
- -------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                       6,512,690          8,306,201
Taxes on income
  Current                                          2,332,000          2,401,000
  Deferred                                           400,000            454,000
- -------------------------------------------------------------------------------
Total taxes on income                              2,732,000          2,855,000
- -------------------------------------------------------------------------------
NET EARNINGS                                    $  3,780,690       $  5,451,201
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
EARNINGS PER SHARE                              $        .19       $        .28
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Weighted average shares outstanding               19,842,000         19,594,000
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
Dividends per common share                      $        .05       $        .05
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------







                 See accompanying notes to financial statements.

                           QUALITY FOOD CENTERS, INC.
                                 BALANCE SHEETS


- -------------------------------------------------------------------------------
                                                 March 25,         December 31,
                                                   1995               1994
- -------------------------------------------------------------------------------
                                               (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                      $ 13,108,086       $ 35,162,625
Accounts receivable                               7,585,331          3,285,717
Inventories                                      32,297,855         23,615,073
Prepaid expenses                                  3,656,532          2,645,579
- -------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                             56,647,804         64,708,994
PROPERTIES
Land                                              9,022,521          9,721,225
Buildings, fixtures and equipment               117,810,949         96,096,154
Leasehold improvements                           32,995,801         32,577,792
- -------------------------------------------------------------------------------
                                                159,829,271        138,395,171
Accumulated depreciation and amortization       (38,525,923)       (36,095,273)
- -------------------------------------------------------------------------------
                                                121,303,348        102,299,898
LEASEHOLD INTEREST, net of accumulated
  amortization of $8,237,371 and $7,946,985      28,802,268         16,133,654
Real estate held for investment                  19,222,976         19,166,054
GOODWILL, net of accumulated
  amortization of $203,018 and $136,137          33,703,511          2,185,369
OTHER ASSETS                                     10,848,833          3,419,633
- -------------------------------------------------------------------------------
                                               $270,528,740       $207,913,602
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               $ 39,291,064       $ 24,043,452
Accrued payroll and related benefits              8,869,030          9,941,414
Accrued business and sales taxes                  2,606,796          3,915,494
Other accrued expenses                            3,820,059          2,692,404
Federal income taxes payable                      2,747,000            340,000
Current note payable                             15,000,000                 --
- -------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                        72,333,949         40,932,764
DEFERRED INCOME TAXES                            13,203,000          8,803,000
OTHER LIABILITIES                                 5,400,000                 --
SHAREHOLDERS' EQUITY
Common stock, at stated value - authorized
  60,000,000 shares, issued and outstanding
  20,333,511 shares and 19,481,009 shares        45,251,929         26,644,616
Retained earnings                               134,339,862        131,533,222
- -------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                      179,591,791        158,177,838
- -------------------------------------------------------------------------------
                                               $270,528,740       $207,913,602
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                           QUALITY FOOD CENTERS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                        TWELVE WEEKS ENDED MARCH 25, 1995
                                   (UNAUDITED)




- -------------------------------------------------------------------------------
                             Common Stock
                        ----------------------      Retained
                         Shares        Amount       Earnings        Total
- -------------------------------------------------------------------------------
BALANCE AT
  DECEMBER 31, 1994     19,481,009   $26,644,616   $131,533,222   $158,177,838

NET EARNINGS                                          3,780,690      3,780,690

COMMON STOCK ISSUED        852,502    18,607,313                    18,607,313

QUARTERLY CASH DIVIDENDS
  ($0.05 PER SHARE)                                    (974,050)      (974,050)
- -------------------------------------------------------------------------------

BALANCE AT
  MARCH 25, 1995        20,333,511   $45,251,929   $134,339,862   $179,591,791
- -------------------------------------------------------------------------------









                 See accompanying notes to financial statements.

                           QUALITY FOOD CENTERS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- -------------------------------------------------------------------------------
                                                     Twelve Weeks Ended
                                                   March 25,     March 19,
                                                     1995          1994
- -------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                      $ 3,780,690   $ 5,451,201
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
Depreciation and amortization of properties         3,836,605     2,187,935
Amortization of leasehold interest and other          536,309       317,859
Deferred income taxes                                 400,000       454,000
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable                                  (749,228)     (494,272)
Inventories                                          (141,782)     (237,271)
Prepaid expenses                                   (1,010,953)       (7,093)
Accounts payable                                    3,455,567    (1,816,894)
Accrued payroll and related benefits               (1,072,384)   (2,276,644)
Accrued business and sales taxes                   (1,308,698)      (79,957)
Other accrued expenses                              1,127,655       326,664
Federal income taxes payable                        2,407,000     1,940,000
- -------------------------------------------------------------------------------
Net Cash Provided by Operating Activities          11,260,781     5,765,528
- -------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures, net                          (6,891,078)   (4,583,345)
Cash portion of Olson's merger                    (17,814,527)          ---
Increase in real estate held for investment           (56,922)          ---
Other                                                  28,803      (110,826)
Proceeds from sale of real estate                   1,340,000           ---
- -------------------------------------------------------------------------------
Net Cash Used by Investing Activities             (23,393,724)   (4,694,171)
- -------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuances of common stock                52,454        68,832
Repayment of long-term debt                        (9,000,000)          ---
Quarterly cash dividends paid                        (974,050)     (967,742)
- -------------------------------------------------------------------------------
Cash (Used) by Financing Activities                (9,921,596)     (898,910)
- -------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                       (22,054,539)      172,447

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                           35,162,625    31,256,492
- -------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                $13,108,086   $31,428,939
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID DURING THE TWELVE WEEKS FOR:
Income taxes                                      $    95,000   $   461,000
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the first quarter of 1995, the Company acquired all of the outstanding shares of Olson Foods, Inc. in a merger transaction for $60,070,000. In connection with the merger, liabilities assumed were as follows:

               Fair value of assets acquired             $71,862,000
               Cash paid                                 (18,000,000)
               Long-term debt assumed                    (24,000,000)
               Common Stock issued                       (18,070,000)
                                                         -----------
               Liabilities assumed                       $11,792,000
                                                         -----------
                                                         -----------

     During the first quarter of 1995 the Company recorded $4 million as an increase in goodwill and deferred income taxes payable to record deferred income taxes arising from the Olson's merger. In addition a deferred tax asset and corresponding liability of $5.4 million were recorded to reflect amounts due the former shareholders of Olson's when tax loss and tax credit carryforwards are utilized by the Company.

     During the first quarter of 1995, a receivable was recorded and common stock was issued totaling $484,859 relating to the exercise of stock options that were tendered as part of the Recapitalization.

                 See accompanying notes to financial statements.

                           QUALITY FOOD CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              TWELVE WEEKS ENDED MARCH 25, 1995 AND MARCH 19, 1994
                                   (UNAUDITED)




NOTE A - FINANCIAL STATEMENT PREPARATION

          The financial statements as of March 25, 1995 and March 19, 1994 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for the periods presented.

          These statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K dated March 28, 1995 (File No. 0-15590) filed with the SEC on March 31, 1995.

          Certain prior years' balances have been reclassified to conform to classifications used in the current year.


NOTE B - FISCAL PERIODS

          The Company's fiscal year ends on the last Saturday in December, and its reporting quarters consist of three 12-week quarters and a 16-week fourth quarter, however, 1994 was a 53-week fiscal year which resulted in a 17-week fourth quarter.


NOTE C - OLSON'S MERGER

          On March 2, 1995 the principal operations of Olson's Food Stores, Inc. were merged into the Company, including assets and liabilities related to 12 of its grocery stores and its interest in certain grocery stores in various stages of development, and its rights to several other future sites. The merger was effected through an acquisition of 100% of the outstanding voting securities of Olson's for $18,000,000 cash, 752,941 shares of the Company's common stock, which as of March 2, 1995 had a value of $18,070,000, and the assumption by the Company of approximately $24,000,000 of indebtedness of Olson's. The merger has been accounted for under the "purchase" method of accounting.

                           QUALITY FOOD CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              TWELVE WEEKS ENDED MARCH 25, 1995 AND MARCH 19, 1994
                                   (UNAUDITED)

                                   (CONTINUED)


          Goodwill of $31,067,000 is being amortized over a period of 35 years. Because the merger was a statutory merger, the Company has a carryover tax basis and amortization of the excess of the book value over the tax basis of the assets included in the merger is not deductible for federal income tax purposes.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded $4,000,000 to goodwill and deferred income taxes payable to give effect to the estimated deferred income taxes arising from the Olson's merger. Further, as part of the merger agreement, the Company agreed to remit the benefits, if any, of Olson's net operating loss carryforwards totaling approximately $12,000,000 and certain other tax credit carryforwards totaling approximately $1,200,000 to the former shareholders of Olson's when utilized. A deferred tax asset and a corresponding liability of $5,400,000 related to these carryforward items have been reflected in Other Assets and Other Liabilities in the Company's March 25, 1995 financial statements.

          Following is a summary of the assets and liabilities recorded as a result of the Olson's merger:

     Cash                          $    185,473
     Inventories                      8,541,000
     Other Current Assets             3,065,527
                                   ------------
          Total Current Assets       11,792,000

     Property Plant and Equipment
       (net)                         18,087,000
     Leasehold Interest              12,829,000
     Goodwill                        31,067,000
     Other Assets                     7,487,000
     Current Liabilities            (11,792,000)
     Deferred Income Taxes           (4,000,000)
     Other Liabilities               (5,400,000)
                                   ------------
                                   $ 60,070,000
                                   ------------
                                   ------------

          The $24 million in long-term debt assumed in connection with the Olson's merger was partially repaid with cash and partially refinanced with $15 million in borrowings under the Company's line of credit.

                           QUALITY FOOD CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              TWELVE WEEKS ENDED MARCH 25, 1995 AND MARCH 19, 1994
                                   (UNAUDITED)

                                   (CONTINUED)



          Pro forma interim results of operations information required under Rule 10-01 of Regulation S-X is not presented due to the impracticability of obtaining such information. Pro forma results of operations information for fiscal years 1994 and 1993 has been included in the Company's Form 8-K/A (File No. 0-15590) filed on May 1, 1995 and the Company's Schedule 13E-4 (as amended) filed on March 9, 1995.



NOTE D - RECAPITALIZATION

          Subsequent to the end of the first quarter, the Company successfully completed its recapitalization plan announced in December 1994. The Company's self-tender offer that commenced on January 18, 1995, for up to 7,000,000 shares of its common stock at a price of $25.00 per share payable in cash expired on March 17, 1995. On March 29, 1995, the Company purchased 7,000,000 of the 11,179,838 shares of its common stock that were tendered, resulting in a proration of 62.6127%; and entered into a new $220 million credit facility to finance the tender offer. Initial borrowings under the credit facility were $168 million which were used to refinance the $15 million note outstanding at March 25, 1995 arising from the Olsons' merger and to finance the tender offer. Also, the Company sold 1,000,000 newly issued shares of its common stock to Zell/Chilmark Fund L.P. (Zell/Chilmark) at $25.00 per share on March 29, 1995. Zell/Chilmark will acquire an additional 2,975,000 shares at $25.00 per share directly from the Company's chairman and chief executive officer in a separate transaction that is expected to close on January 15, 1996.

          Fees payable in connection with the recapitalization aggregated approximately $4.3 million. During the first quarter of 1995, $1.4 million of these fees were recorded as a one-time expense, which is not deductible for federal income tax purposes. The remaining costs of $2.9 million will be recorded as a direct reduction in shareholders' equity.

                           QUALITY FOOD CENTERS, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



TWELVE WEEKS ENDED MARCH 25, 1995 COMPARED TO THE TWELVE WEEKS ENDED MARCH 19, 1994

           The following table sets forth the percentage relationship to sales of items in the statements of earnings:

                                        12 Weeks Ended
                                   -------------------------

                                     March 25,    March 19,
                                       1995         1994
                                         %            %
                                     ---------    ---------
     Sales                             100.0%       100.0%
     Cost of sales & related
       occupancy expenses               75.3         74.8
     Marketing, general &
       administrative expenses          19.1         18.5
                                       -----        -----
     Operating income                    5.6          6.7
     Interest income                      .2           .2
     Interest expense                    (.1)           -
     Other expense                      (1.0)           -
                                       -----        -----
     Earnings before income taxes        4.7          6.9
     Taxes on income                     2.0          2.4
                                       -----        -----

     Net earnings                        2.7%         4.5%
                                       -----        -----
                                       -----        -----

SALES

          Sales for the 12 weeks ended March 25, 1995 increased approximately $18 million, or 14.8%, compared with the same period in 1994. Comparable store sales decreased 0.8% for the quarter. This sales increase reflects the seven stores that were new or acquired in 1994, increased sales in two store remodels completed during the quarter, and three and one-half weeks of sales from the 12 Olson's stores merged into the Company's operations on March 2, 1995. These factors were offset in part by continued food price deflation of 1% and lower sales in certain existing stores due to the opening and remodeling of competitors' stores located near QFC stores.

          Sales growth has also been impacted by new and acquired stores, which have lower sales volumes, becoming a more significant part of the Company's sales, the maturing of older stores to a level where substantial sales growth is more difficult, and the Company's strategy of opening stores in certain locations that enhance the Company's competitive

                           QUALITY FOOD CENTERS, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


position and protect its market share but reduce sales in nearby existing stores. Also, the supermarket industry continues to be highly competitive. Management believes that these factors will continue to affect sales in the remainder of 1995, especially if deflation and a softer regional economy continue.



OPERATING INCOME

          The Company's cost of sales and related occupancy expenses increased from 74.8% of sales for the first quarter of 1994 to 75.3% for the first quarter of 1995 due to higher occupancy costs associated with the 40% increase in store square footage over the first quarter a year ago and lower margins in the newer and recently acquired stores. Marketing, general and administrative expenses increased from 18.5% of sales during the first quarter last year to 19.1% of sales for the first quarter of 1995, primarily due to lower profitability levels in our newly acquired stores, start up and conversion costs associated with acquired stores, as well as continued increases in labor costs and other operating expenses coupled with the continued deflation in retail food prices. Due to the above factors operating margins decreased from 6.7% of sales for the first quarter of 1994 to 5.6% for the first quarter of 1995. This lower operating margin more than offset the 14.8% sales increase resulting in a 5.3% decrease in operating income for the quarter.



INTEREST

          Interest income was up more than $100,000 from the first quarter of 1994 as interest rates were higher than during the comparable period of 1994.

          The Company incurred $72,000 in interest expense on borrowings incurred in connection with the Olson's merger.



OTHER EXPENSE

          The Company incurred a one-time charge of $1.4 million in connection with its recapitalization. This

                           QUALITY FOOD CENTERS, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)




charge is not deductible for federal income tax purposes. The remaining costs of approximately $2.9 million incurred in connection with the recapitalization will be recorded as a reduction in shareholders' equity. See Note D.



NET EARNINGS

          The Company's effective federal income tax rate increased to 41.9% in 1995 from 34.4% in 1994 due to the non-deductible one-time charge of $1.4 million. This increase, the decrease in operating income, and the $1.4 million charge offset in part by the slight increase in net interest income resulted in a decline in net earnings for the 12 weeks ended March 25, 1995 to $3.8 million compared with $5.5 million in the first quarter of 1994. Earnings per share were 19 cents on 19,842,000 weighted average shares outstanding, compared with 28 cents per share on 19,594,000 weighted average shares outstanding for the first quarter of 1994. Excluding the one-time charge, net earnings would have been $5.2 million, or 26 cents per share.



LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal source of liquidity has been cash generated from operations. The Company's cash and cash equivalents decreased $22 million during the 12 weeks ended March 25, 1995 to $13.1 million due primarily to cash utilized to complete the Olson's merger. The ratio of current assets to current liabilities at March 25, 1995 was .78 to 1, compared with 1.58 to 1 at December 31, 1994.

                           QUALITY FOOD CENTERS, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



          The Company's expansion and remodeling and new store activities for the period from 1986 through 1994 are summarized below:

                               NEW OR     SQUARE     CAPITAL
       MAJOR                  ACQUIRED     FEET   EXPENDITURES*
     REMODELS   RE-REMODELS    STORES     ADDED  (IN THOUSANDS)
     --------   -----------   --------    -----  --------------
1986     3           -           1        58,000    $  3,500
1987     2           -           -         8,000       5,700
1988     5           -           -        16,000       7,600
1989     2           -           2        85,000       9,900
1990     1           2           3       107,000      16,600
1991     2           1           3       127,000      25,900
1992     5           1           3       137,000      26,800
1993     3           -           5       173,000      43,000
1994     2           2           7       239,000      28,200
        --          --          --       -------    --------
TOTAL   25           6          24       950,000    $167,200
        --          --          --       -------    --------
        --          --          --       -------    --------

*  Includes purchase of real estate held for investment.


          1994 was the Company's most active year to date in terms of square footage growth. New stores included one new construction, the acquisition of a store in Sequim, the Company's first on the Olympic Peninsula, and the acquisition of five other stores from two independent operators in the Company's existing market.

          1995 will represent an even more aggressive year with an increase in square footage to date of 48% from the 12 Olson's stores, the Rainier Market store and the three stores acquired from Puget Sound Marketing on March 26, 1995. The Company acquired the Rainier Market store in Seattle in January 1995. The store was closed for demolition and a replacement store is being constructed to be opened in the summer of 1995. The Puget Sound Marketing stores are located in Auburn, Enumclaw and Gig Harbor, Washington and operated under the Hogan's Market and Bag & Save names. Additional stores are under construction and the Company has secured a number of other sites that are still in the entitlement process or subject to other contingencies and is actively pursuing other new store locations and acquisition opportunities.

                           QUALITY FOOD CENTERS, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



          The Company owns the real estate at four of its 60 store facilities in operation. As of March 25, 1995, the Company owned the strip shopping centers where three of these stores are located; however, the real estate operations of these centers are currently insignificant to the Company's results of operations. One of the centers was sold during the quarter and the others are for sale, however, the Company plans to retain ownership of its store buildings and pads. The remaining stores are leased under long-term operating leases.

          Capital expenditures, which include the purchase of land, fixtures, equipment and leasehold improvements as well as the purchase of leasehold interests, other property rights, goodwill and covenants not to compete, are projected to remain substantial in 1995 and subsequent years as the Company continues to expand and remodel existing stores and acquire and open new stores.

          During 1994, the Company paid cash dividends of $.20 per share of the Company's common stock totalling $3.9 million and a dividend of $.05 per share was paid in February 1995. The payment of dividends has been discontinued because the credit facility described below restricts payment of dividends prior to 1997.

          The $220 million Credit Facility entered into in connection with the recapitalization discussed in Note D to the financial statements consists of a term loan of $140 million (the "Term Loan") and revolving credit loans of up to $80 million (the "Revolving Loans"). Principal repayments of the Term Loan are due in quarterly installments from March 1997 through September 2001. The Revolving Loans are available on a revolving credit basis for general corporate purposes and any outstanding amounts would become due in September 2001. At the Company's option, the interest rate per annum applicable to the Credit Facility is either (1) the greater of the bank agent's reference rate and .5% above the federal funds rate or (2) LIBOR plus a margin of 1.25% initially, with margin reductions if the Company meets specified financial ratios. The Credit Facility contains a number of significant covenants that, among other things, restrict the ability of the Company to incur additional indebtedness or incur liens on its assets, in each case subject to specified exceptions, impose specified financial tests as a precondition to the Company's acquisition of other businesses, prohibit the Company from making certain restricted payments (including dividends) and restrict the

                           QUALITY FOOD CENTERS, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Company from making share repurchases above certain amounts before January 1, 1997 and, subject to specified financial tests, restrict its ability to make such payments and repurchases thereafter. In addition, the Company is required to comply with specified financial ratios and tests, including a maximum debt to cash flow ratio, minimum ratios of cash flow to fixed charges, a minimum accounts payable to inventory ratio and a minimum net worth test. The Credit Facility is secured by a lien on all of the Company's receivables and intangible assets. The Company has borrowed $167 million under the facility and the current interest rate, which is 125 basis points over LIBOR, is 7.3125%.

          The amount of the Credit Facility is significantly higher than the Company's planned current financing needs, which will help to accommodate other future growth opportunities. While the Company believes the Credit Facility and existing cash and cash generated from operations will be adequate to fund planned expansion, the Company believes it can readily obtain additional capital, if needed, through other institutional financing or further issuance of debt or equity securities.



INFLATION

          During the first quarter of 1995, the Company's sales reflect food price deflation of approximately 1% compared with deflation of nearly 2% during the first quarter of 1994.

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

          No material legal proceedings were commenced during the quarter, and there have been no material developments in the legal proceedings referred to in the Company's Form 10-K (File No. 0-15590) filed with the Commission on March 31, 1995.


ITEM 2.  CHANGES IN SECURITIES

          Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5.  OTHER INFORMATION

          Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  The following documents are filed as part of this report:

    Exhibit 3.2 - Amended and Restated Bylaws.

    Exhibit 11.0 -  Statement regarding computation of earnings per share.

    Exhibit 27.0 - Financial Data Schedule.

B.  There were no reports on Form 8-K filed during this quarter.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              QUALITY FOOD CENTERS, INC.
                                   (Registrant)





Date:  May 7, 1995       /s/ Stuart M. Sloan
                         ------------------------------
                              Stuart M. Sloan
                              Chairman
                              Chief Executive Officer




Date:  May 7, 1995       /s/ Marc W. Evanger
                         ------------------------------
                              Marc W. Evanger
                              Vice President
                              Chief Financial Officer

                                  EXHIBIT INDEX





EXHIBIT NUMBER      EXHIBIT

      3.2           Amended and Restated Bylaws

     11.0           Statement regarding computation
                      of per share earnings

     27.0           Financial Data Schedule