Form 10-Q
period 1995-06-17
QUALITY FOOD CENTERS INC
filed 1995-07-31
CIK 804333

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549



                                    FORM 10-Q



  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---- ACT OF 1934

For the quarterly period ended  FOR THE 12 WEEKS ENDED JUNE 17, 1995
                               -------------------------------------
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---- EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------
Commission file number: 0-15590
                        -------

                          QUALITY  FOOD  CENTERS,  INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           Washington                                 91-1330075
- -------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


10112 N.E. 10th Street, Bellevue, Washington                        98004
- --------------------------------------------                     ------------
 (Address of principal executive offices)                         (Zip Code)

                                 (206) 455-3761
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not applicable.
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes   X  .   No      .
                                                             -----       -----

Number of shares of Registrant's common stock,
$.001 par value, outstanding at July 19, 1995:   14,421,845

                         PART I.  FINANCIAL INFORMATION


                           QUALITY FOOD CENTERS, INC.
                             STATEMENTS OF EARNINGS
                                   (UNAUDITED)

- -----------------------------------------------------------------------------------------------------------
                                          12 Weeks Ended                          24 Weeks Ended
                                       June 17,         June 11,              June 17          June 11,
                                        1995             1994                  1995             1994
- -----------------------------------------------------------------------------------------------------------
Sales                               $175,538,903     $127,181,571          $314,476,567     $248,167,947

Cost of sales and related
   occupancy expenses                131,659,253       94,623,762           236,315,507      185,069,516

Marketing, general and
  administrative expenses             32,809,482       22,931,180            59,379,822       45,327,532
- -----------------------------------------------------------------------------------------------------------

OPERATING INCOME                      11,070,168        9,626,629            18,781,238       17,770,899

Interest income                           76,495          189,103               350,135          351,035

Interest expense                      (2,875,398)              --            (2,947,417)              --

Other expense                                 --               --            (1,400,000)              --
- -----------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES           8,271,265        9,815,732            14,783,956       18,121,934

Taxes on income
  Current                              2,455,000        2,929,000             4,787,000        5,330,000
  Deferred                               540,000          443,000               940,000          897,000
- -----------------------------------------------------------------------------------------------------------
Total taxes on income                  2,995,000        3,372,000             5,727,000        6,227,000
- -----------------------------------------------------------------------------------------------------------

NET EARNINGS                        $  5,276,265     $  6,443,732          $  9,056,956     $ 11,894,934
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE                  $        .36     $        .33          $        .52     $        .61
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------
Weighted average shares
   outstanding                        14,821,000       19,547,000            17,333,000       19,526,000
- -----------------------------------------------------------------------------------------------------------

Dividends per common share          $         --     $        .05          $        .05     $        .10
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------







                 See accompanying notes to financial statements.

                           QUALITY FOOD CENTERS, INC.
                                 BALANCE SHEETS

- -------------------------------------------------------------------------------
                                                 June 17,          December 31,
                                                   1995               1994
- -------------------------------------------------------------------------------
                                                (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                      $  7,448,482       $ 35,162,625
Accounts receivable                               4,660,300          3,285,717
Inventories                                      32,933,409         23,615,073
Prepaid expenses                                  6,351,349          2,645,579
- -------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                             51,393,540         64,708,994
PROPERTIES
Land                                              9,022,521          9,721,225
Buildings, fixtures and equipment               121,283,691         96,096,154
Leasehold improvements                           36,477,820         32,577,792
- -------------------------------------------------------------------------------
                                                166,784,032        138,395,171
Accumulated depreciation and amortization       (41,510,815)       (36,095,273)
- -------------------------------------------------------------------------------
                                                125,273,217        102,299,898
LEASEHOLD INTEREST, net of accumulated
  amortization of $8,587,157 and $7,946,985      28,851,882         16,133,654
Real estate held for investment                  19,222,976         19,166,054
GOODWILL, net of accumulated
  amortization of $474,236 and $136,137          33,887,293          2,185,369
OTHER ASSETS                                     10,586,299          3,419,633
- -------------------------------------------------------------------------------
                                               $269,215,207       $207,913,602
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               $ 30,785,498       $ 24,043,452
Accrued payroll and related benefits              9,732,448          9,941,414
Accrued business and sales taxes                  4,591,882          3,915,494
Other accrued expenses                            3,151,324          2,692,404
Federal income taxes payable                      1,252,000            340,000
- -------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                        49,513,152         40,932,764
DEFERRED INCOME TAXES                            13,743,000          8,803,000
OTHER LIABILITIES                                 5,400,000                 --
LONG-TERM DEBT                                  167,100,000                 --
SHAREHOLDERS' EQUITY
Common stock, at stated value - authorized
  60,000,000 shares, issued and outstanding
  14,419,335 shares and 19,481,009 shares        28,182,790         26,644,616
Retained earnings                                 5,276,265        131,533,222
- -------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                       33,459,055        158,177,838
- -------------------------------------------------------------------------------
                                               $269,215,207       $207,913,602
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------











                 See accompanying notes to financial statements.

                           QUALITY FOOD CENTERS, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                      TWENTY FOUR WEEKS ENDED JUNE 17, 1995
                                   (UNAUDITED)




- -------------------------------------------------------------------------------
                              Common Stock
                         -----------------------      Retained
                           Shares       Amount        Earnings        Total
- -------------------------------------------------------------------------------
BALANCE AT
  DECEMBER 31, 1994      19,481,009   $26,644,616   $131,533,222   $158,177,838

NET EARNINGS                                           9,056,956      9,056,956

COMMON STOCK ISSUED       1,938,326    45,048,258             --     45,048,258

COMMON STOCK
  REPURCHASED            (7,000,000)  (43,510,084)  (134,339,863)  (177,849,947)
  (NET OF OFFERING
  FEES AND EXPENSES
  AGGREGATING $2,849,947)

CASH DIVIDENDS                   --            --       (974,050)      (974,050)
- -------------------------------------------------------------------------------
BALANCE AT
  JUNE 17, 1995          14,419,335   $28,182,790   $  5,276,265   $ 33,459,055
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                           QUALITY FOOD CENTERS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- -------------------------------------------------------------------------------
                                                     Twenty-Four Weeks Ended
                                                     June 17,        June 11,
                                                       1995            1994
- -------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                        $ 9,056,956     $11,894,934
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
Depreciation and amortization of properties           5,567,773       4,439,031
Amortization of leasehold interest and other          1,125,880         629,091
Deferred tax asset                                      653,000              --
Deferred income taxes                                   940,000         897,000
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable                                   1,690,944      (1,023,720)
Inventories                                            (777,336)       (894,389)
Prepaid expenses                                     (3,705,770)     (1,878,648)
Accounts payable                                     (5,049,954)     (3,120,400)
Accrued payroll and related benefits                   (208,966)       (900,368)
Accrued business and sales taxes                        676,388          31,920
Other accrued expenses                                  458,920      (1,281,492)
Federal income taxes payable                            912,000       2,290,000
- -------------------------------------------------------------------------------
Net Cash Provided by Operating Activities            11,339,835      11,082,959
- -------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures, net                           (13,596,047)     (7,654,792)
Cash portion of Olson's merger                      (17,814,527)             --
Increase in real estate held for investment             (56,922)             --
Other                                                  (180,743)       (175,819)
Proceeds from sale of real estate                     1,340,000              --
- -------------------------------------------------------------------------------
Net Cash Used by Investing Activities               (30,308,239)     (7,830,611)
- -------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuances of common stock              26,978,258       1,825,879
Common stock repurchased                           (177,849,947)             --
Net proceeds under revolving credit facility          3,100,000              --
Proceeds from long-term debt                        140,000,000              --
Cash dividends paid                                    (974,050)     (1,940,786)
- -------------------------------------------------------------------------------
Cash Used by Financing Activities                    (8,745,739)       (114,907)
- -------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                         (27,714,143)      3,137,441

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                             35,162,625      31,256,492
- -------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                  $ 7,448,482     $34,393,933
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
  CASH PAID DURING THE TWENTY-FOUR WEEKS FOR:
Income taxes                                        $ 3,392,000     $ 3,040,000
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


     During the first quarter of 1995, the Company acquired all of the outstanding shares of Olson's Food Stores, Inc. in a merger transaction for $60,070,000. In connection with the merger, liabilities assumed were as follows:

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

                           QUALITY FOOD CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              12 AND 24 WEEKS ENDED JUNE 17, 1995 AND JUNE 11, 1994
                                   (UNAUDITED)




NOTE A - FINANCIAL STATEMENT PREPARATION

          The financial statements as of June 17, 1995 and for the 12 and 24 weeks ended June 17, 1995 and June 11, 1994 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented.

          These statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K dated March 28, 1995 (File No. 0-15590) filed with the SEC on March 31, 1995.

          Certain prior years' balances have been reclassified to conform to classifications used in the current year.



NOTE B - FISCAL PERIODS

          The Company's fiscal year ends on the last Saturday in December, and its reporting quarters consist of three 12-week quarters and a 16-week fourth quarter; however, 1994 was a 53-week fiscal year which resulted in a 17-week fourth quarter.



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

                           QUALITY FOOD CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              12 AND 24 WEEKS ENDED JUNE 17, 1995 AND JUNE 11, 1994
                                   (UNAUDITED)

                                   (CONTINUED)



          Goodwill of $31,067,000 is being amortized over a period of 35 years. Because the merger was a statutory merger, the Company has a carryover tax basis and amortization of the excess of the book value over the tax basis of the assets included in the merger is not deductible for federal income tax purposes.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded $4,000,000 to goodwill and deferred income taxes payable to give effect to the estimated deferred income taxes arising from the Olson's merger. Further, as part of the merger agreement, the Company agreed to remit the benefits, if any, of Olson's net operating loss carryforwards totaling approximately $12,000,000 and certain other tax credit carryforwards totaling approximately $1,200,000 to the former shareholders of Olson's when utilized. A deferred tax asset and a corresponding liability of $5,400,000 related to these carryforward items were recorded in other assets and other liabilities in the Company's financial statements. During the quarter, the Company has utilized $653,000 of the tax asset to reduce current taxes payable and other assets.

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

                           QUALITY FOOD CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              12 AND 24 WEEKS ENDED JUNE 17, 1995 AND JUNE 11, 1994
                                   (UNAUDITED)

                                   (CONTINUED)




NOTE D - RECAPITALIZATION

          During the second quarter, the Company successfully completed its recapitalization plan announced in December 1994. The Company's self-tender offer that commenced on January 18, 1995, for up to 7,000,000 shares of its common stock at a price of $25.00 per share payable in cash expired on March 17, 1995. On March 29, 1995, the Company purchased 7,000,000 of the 11,179,838 shares of its common stock that were tendered, resulting in a proration of 62.6127%; and entered into a new $220 million credit facility to finance the tender offer, Olson's merger and provide additional capital. Initial borrowings under the credit facility were $168 million which were used to refinance the $15 million note outstanding at March 25, 1995 arising from the Olson's merger and to finance the tender offer. Also, the Company sold 1,000,000 newly issued shares of its common stock to Zell/Chilmark Fund L.P. (Zell/Chilmark) at $25.00 per share on March 29, 1995. Zell/Chilmark will acquire an additional 2,975,000 shares at $25.00 per share directly from the Company's chairman and chief executive officer in a separate transaction that is expected to close on January 15, 1996.

          To reflect the net reduction in shareholders' equity resulting from the recapitalization, the Company reduced retained earnings to zero at the beginning of the second quarter of 1995 and allocated the remaining amount as a reduction to common stock.

          Fees payable in connection with the recapitalization aggregated approximately $4.2 million. During the first quarter of 1995, $1.4 million of these fees were recorded as a one-time expense, which is not deductible for federal income tax purposes. The remaining costs of $2.8 million were recorded as a direct reduction in shareholders' equity.

                           QUALITY FOOD CENTERS, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



12 AND 24 WEEKS ENDED JUNE 17, 1995 COMPARED TO THE 12 AND 24 WEEKS ENDED JUNE 11, 1994

           The following table sets forth the percentage relationship to sales of items in the statements of earnings:

                                         12 Weeks Ended        24 Weeks Ended
                                       -------------------   -------------------
                                       June 17,   June 11,   June 17,   June 11,
                                         1995       1994       1995       1994
                                           %          %          %          %
                                       --------   --------   --------   --------
Sales                                    100.0      100.0      100.0      100.0
Cost of sales & related
  occupancy expenses                      75.0       74.4       75.2       74.6
Marketing, general &
  administrative expenses                 18.7       18.0       18.9       18.3
                                        ------     ------     ------     ------
Operating income                           6.3        7.6        5.9        7.1
Interest income                             .1         .2         .1         .2
Interest expense                          (1.7)         -        (.9)         -
Other expense                                -          -        (.4)         -
                                        ------     ------     ------     ------
Earnings before income taxes               4.7        7.8        4.7        7.3
Taxes on income                            1.7        2.7        1.8        2.5
                                        ------     ------     ------     ------
Net earnings                               3.0        5.1        2.9        4.8
                                        ------     ------     ------     ------
                                        ------     ------     ------     ------

SALES

          Sales for the 12 weeks ended June 17, 1995 increased $48.3 million, or 38%, compared with the same period in 1994. This sales increase reflects the seven stores that were new or acquired in 1994, increased sales in three store remodels completed during the first half of 1995, sales from the 12 Olson's stores merged on March 2, 1995 and the three stores acquired from Puget Sound Marketing on March 26, 1995. These factors were offset in part by continued food price deflation of approximately 1% and lower sales in certain existing stores due to the opening and remodeling of competitive stores located near the Company's stores. Comparable store sales decreased 0.3% for the quarter.


          Sales for the 24 weeks ended June 17, 1995 increased 26.7% to $314.5 million, compared with $248.2 million for the same period in 1994, due to the same factors described above. Comparable store sales decreased approximately 0.5% for the year-to-date period.

                           QUALITY FOOD CENTERS, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)




          Sales growth has also been affected by new stores and acquired stores, which have lower sales volumes, becoming a more significant part of the Company's sales, the maturing of older stores to a level where substantial sales growth is more difficult, and the Company's strategy of opening stores in certain locations that enhance the Company's competitive position and protect its market share but reduce sales in nearby existing stores. Also, the supermarket industry continues to be highly competitive.


OPERATING INCOME

          The Company's cost of sales and related occupancy expenses increased from 74.4% of sales for the second quarter of 1994 to 75.0% for the second quarter of 1995 due to higher occupancy costs associated with the 61% increase in store square footage over the second quarter a year ago and lower gross margins in the newer and recently acquired stores. Marketing, general and administrative expenses increased from 18.0% of sales during the second quarter last year to 18.7% of sales for the second quarter of 1995, primarily due to higher expenses in our newly acquired stores, start up and conversion costs associated with acquired stores, as well as continued increases in labor costs and other operating expenses coupled with the continued deflation in retail food prices. Due to the above factors operating margins decreased from 7.6% of sales for the second quarter of 1994 to 6.3% for the second quarter of 1995.
Operating income increased 15% for the quarter to $11.1 million compared with $9.6 million last year.

          For the 24 weeks ended June 17, 1995, operating income increased by 5.7% as the 26.7% increase in sales was offset by a decline in operating margins from 7.1% in 1994 to 5.9% in 1995 due to the same factors described above.


INTEREST

          Interest income increased $113,000 and $1,000 during the 12 and 24 weeks ended June 17, 1995, respectively, compared to the same periods in 1994 reflecting lower cash balances due to the recapitalization completed on March 29, 1995, offset by higher interest rates in 1995 than in 1994.

          Interest expense reflects interest on the debt assumed (and refinanced) in the Olson's merger and debt incurred in connection with the recapitalization. Interest expense is net of

                           QUALITY FOOD CENTERS, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)




approximately $29,000 of interest capitalized in connection with store construction and remodeling costs incurred during the second quarter.


NET EARNINGS

          The Company's effective federal income tax rate increased to 36.2% in the second quarter of 1995 from 34.4% in the second quarter of 1994 due to the non-deductible amortization of goodwill and certain other assets that were included in the Olson's merger. Net earnings for the second quarter of 1995 were $5.3 million, after incurring $2.9 million in interest expense associated with the recently completed recapitalization. This compares with $6.4 million in the corresponding 1994 quarter with no interest expense. As a result of the recapitalization completed on March 29, 1995, weighted average shares declined from 19.5 million in the second quarter of 1994 to 14.8 million in the second quarter of 1995. Reflecting the new capital structure, earnings per share improved to $0.36 from $0.33 in the second quarter a year ago.

          The Company's effective income tax rate was 38.7% for the 24 weeks ended June 17, 1995 due to the non-deductible amortization discussed above and the non-deductible $1.4 million charge relating to the Company's recapitalization. This compares to an effective tax rate of 34.4% for the first 24 weeks of 1994. Accordingly, as a result of higher interest expense, a higher effective tax rate and the charge resulting from the recapitalization, net earnings for the 24 weeks ended June 17, 1995 decreased to $9.1 million, or 52 cents per share, compared with 1994 net earnings of $11.9 million, or 61 cents per share. Excluding the $1.4 million charge, net earnings and earnings per share for the 24 weeks would have been $10.5 million and 60 cents per share, respectively.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal source of liquidity has been cash generated from operations. The Company's cash and cash equivalents decreased $27.7 million during the 24 weeks ended June 17, 1995 to $7.5 million due primarily to cash utilized to complete the Olson's merger of $17.8 million and capital expenditures of $13.6 million. The ratio of current assets to current liabilities at June 17, 1995 was 1.04 to 1, compared with 1.58 to 1 at December 31, 1994.

                           QUALITY FOOD CENTERS, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)




          The Company's expansion and remodeling and new store activities for the period from 1986 through 1994 are summarized below:

                               NEW OR     SQUARE      CAPITAL
       MAJOR                  ACQUIRED     FEET     EXPENDITURES*
     REMODELS   RE-REMODELS    STORES     ADDED    (IN THOUSANDS)
     --------   -----------   --------   --------  --------------
1986     3           -           1        58,000     $  3,500
1987     2           -           -         8,000        5,700
1988     5           -           -        16,000        7,600
1989     2           -           2        85,000        9,900
1990     1           2           3       107,000       16,600
1991     2           1           3       127,000       25,900
1992     5           1           3       137,000       26,800
1993     3           -           5       173,000       43,000
1994     2           2           7       239,000       28,200
        --           -           -       -------     --------
TOTAL   25           6          24       950,000     $167,200
        --           -          --       -------     --------
        --           -          --       -------     --------

*  Includes purchase of real estate held for investment.

          1994 was the Company's most active year prior to 1995 in terms of square footage growth. New stores included one new construction, the acquisition of a store in Sequim, the Company's first on the Olympic Peninsula, and the acquisition of five other stores from two independent operators in the Company's existing market.

          1995 has been an even more aggressive year with an increase in square footage since the end of 1994 of 40% from the 12 Olson's stores and the three stores acquired from Puget Sound Marketing on March 26, 1995. The Company acquired the Rainier Market store in Seattle in January 1995. The store was closed for demolition and a replacement store is being constructed to be opened in August 1995. The Puget Sound Marketing stores are located in Auburn, Enumclaw and Gig Harbor, Washington. Additional stores are under construction and the Company has secured a number of other sites that are still in the entitlement process or subject to other contingencies and is actively pursuing other new store locations and acquisition opportunities.

          The Company owns the real estate at five of its 60 store facilities in operation. As of June 17, 1995, the Company owned the strip shopping centers where three of these stores are located; however, the real estate operations of these centers are

                           QUALITY FOOD CENTERS, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)



currently insignificant to the Company's results of operations. Another shopping center owned by the Company was sold during the first quarter of 1995 and the others are for sale, however, the Company plans to retain ownership of its store buildings and pads. The remaining stores are leased under long-term operating leases.

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

          The $220 million Credit Facility entered into in connection with the recapitalization consists of a term loan of $140 million (the "Term Loan") and revolving credit loans of up to $80 million (the "Revolving Loans"). Principal repayments of the Term Loan are due in quarterly installments from March 1997 through September 2001. The Revolving Loans are available on a revolving credit basis for general corporate purposes and any outstanding amounts would become due in September 2001. At the Company's option, the interest rate per annum applicable to the Credit Facility is either (1) the greater of the bank agent's reference rate and .5% above the federal funds rate or (2) LIBOR plus a margin of 1.25% initially, with margin reductions if the Company meets specified financial ratios. The Credit Facility contains a number of significant covenants that, among other things, restrict the ability of the Company to incur additional indebtedness or incur liens on its assets, in each case subject to specified exceptions, impose specified financial tests as a precondition to the Company's acquisition of other businesses, prohibit the Company from making certain restricted payments (including dividends) and restrict the Company from making share repurchases above certain amounts before January 1, 1997 and, subject to specified financial tests, restrict its ability to make such payments and repurchases thereafter. In addition, the Company is required to comply with specified financial ratios and tests, including a maximum debt to cash flow ratio, minimum ratios of cash flow to fixed charges, a minimum accounts payable to inventory ratio and a minimum net worth test. The Credit Facility is secured by a lien on all of the Company's receivables

                           QUALITY FOOD CENTERS, INC.
                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)




and intangible assets. The Company has borrowed $167 million under the facility and the current interest rate, which is 125 basis points over LIBOR, is 7.3125%.

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



INFLATION

          During the 24 weeks ended June 17, 1995, the Company's sales reflect food price deflation of approximately 1%, compared with more than 1.5% for the same period in 1994.

                           PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

          On May 31, 1995, a class action lawsuit was filed against the Company and three of its officers in the United States District Court for the District of Washington. The complaint alleges violations of federal securities laws and a breach of fiduciary duties in connection with the Company's recent recapitalization. The amount of relief sought is unspecified. However, the action seeks to compel the Company to reopen its self-tender offer to provide the public shareholders the opportunity to sell all of their QFC shares that they desire to tender at $25 per share. The Company believes the suit is without merit and intends to defend it vigorously.


ITEM 2.  CHANGES IN SECURITIES

          Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of Quality Food Centers, Inc. was held on April 25, 1995.

(b) Joel S. Friedland was elected as a Class III director to serve a term of one year. Samuel Zell was elected as a Class I director to serve a term of two years. Stuart M. Sloan and Maurice F. Olson were elected as Class II directors to serve terms of three years. The board is comprised of those elected this year and the following directors completing their terms: Dan Kourkoumelis and Ronald A. Weinstein, Class III directors whose terms expire in one year and John W. Creighton, Jr. and Fred B. McLaren, Class I directors whose terms expire in two years.

(c)  The following matters were voted upon at the meeting:

     1.   For the election of directors:
                                           FOR        WITHHELD
                                           ---        --------
     Class I Director
          Samuel Zell                   12,139,467     116,907
     Class II Directors
          Maurice F. Olson              12,194,311      62,063
          Stuart M. Sloan               11,027,752   1,228,622
     Class III Director
          Joel S. Friedland             12,197,495      58,879

                           PART II.  OTHER INFORMATION
                                   (CONTINUED)




     2. Ratification of selection of Deloitte & Touche LLP as independent auditors of the Company.
                                                       BROKER
                         FOR      AGAINST   ABSTAIN   NON-VOTE
                         ---      -------   -------   --------
                      12,235,781   3,364    17,228      -0-


ITEM 5.  OTHER INFORMATION

          Not applicable.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:
     Exhibit 11.0 - Statement regarding computation of per share earnings
     Exhibit 27.0 - Financial data schedule

(b) On May 1, 1995, the Company filed a report on Form 8-K and a report on Form 8-K/A under Item 2 with respect to the merger of Olson's Food Stores, Inc. with and into the Company and under Item 5 with respect to the filing of the Company's independent auditors' consent to the incorporation by reference in Registration Statement No. 33-84202 of the Company on Form S-8 of such auditor's report dated March 15, 1995. The following financial statements were filed with these reports under Item 7: statements of assets and liabilities associated with the business to be acquired of Olson's Food Stores, Inc. and related statements of revenues and expenses for the years ended October 29, 1994 and October 30, 1993; pro forma condensed balance sheet as of December 31, 1994; and pro forma condensed statement of earnings for the fiscal year ended December 31, 1994.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              QUALITY FOOD CENTERS, INC.
                                   (Registrant)





Date: July 19, 1995           /s/ Stuart M. Sloan
                              --------------------------------
                              Stuart M. Sloan
                              Chairman
                              Chief Executive Officer




Date: July 19, 1995           /s/ Marc W. Evanger
                              --------------------------------
                              Marc W. Evanger
                              Vice President
                              Chief Financial Officer

                                  EXHIBIT INDEX





Exhibit Number      Exhibit
- -------------       -------
     11.0           Statement regarding computation of per share earnings

     27.0           Financial Data Schedule