Form 10-Q
period 1995-09-09
QUALITY FOOD CENTERS INC
filed 1995-10-24
CIK 804333

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549



                                    FORM 10-Q



  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
____  EXCHANGE ACT OF 1934

For the quarterly period ended  FOR THE 12 WEEKS ENDED SEPTEMBER 9, 1995
                                ----------------------------------------
                                       OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission file number: 0-15590
                        -------

                          QUALITY  FOOD  CENTERS,  INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

         Washington                               91-1330075
--------------------------------     -----------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)


10112 N.E. 10th Street, Bellevue, Washington                     98004
--------------------------------------------                   ---------
  (Address of principal executive offices)                     (Zip Code)

                                 (206)  455-3761
                                 ---------------
                (Registrant's telephone number, including area code)

                               Not applicable.
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes   X  .   No      .
                                                          -----       -----

Number of shares of Registrant's common stock,
$.001 par value, outstanding at October 16, 1995:   14,430,228

                        PART I.  FINANCIAL INFORMATION


                          QUALITY FOOD CENTERS, INC.
                            STATEMENTS OF EARNINGS
                                 (UNAUDITED)


------------------------------------------------------------------------------------------------------
                                         12 Weeks Ended                      36 Weeks Ended
                                 September 9,      September 3,      September 9,        September 3,
                                     1995             1994               1995                1994
------------------------------------------------------------------------------------------------------
Sales                            $176,057,608      $135,471,335      $490,534,175       $383,639,282

Cost of sales and related
 occupancy expenses               132,861,584       101,240,692       369,177,091        286,310,208

Marketing, general and
 administrative expenses           33,097,036        25,189,890        92,475,858         70,517,421
------------------------------------------------------------------------------------------------------

OPERATING INCOME                   10,098,988         9,040,753        28,881,226         26,811,653

Interest income                        75,572           221,005           425,707            572,040

Interest expense                   (2,937,633)               --        (5,885,050)                --

Other expense                              --                --        (1,400,000)                --
------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES        7,236,927         9,261,758        22,021,883         27,383,693

Taxes on income
  Current                           2,555,000         2,615,000         7,343,000          7,945,000
  Deferred                             70,000           564,000         1,010,000          1,461,000
------------------------------------------------------------------------------------------------------
Total taxes on income               2,625,000         3,179,000         8,353,000          9,406,000
------------------------------------------------------------------------------------------------------

NET EARNINGS                     $  4,611,927      $  6,082,758      $ 13,668,883       $ 17,977,693
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE               $        .32      $        .31      $        .83       $        .91
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

Weighted average shares
 outstanding                       14,553,000        19,695,000        16,401,000         19,650,000
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

Dividends per common share       $         --      $        .05      $        .05       $        .15
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------



                See accompanying notes to financial statements.

                          QUALITY FOOD CENTERS, INC.
                                BALANCE SHEETS


------------------------------------------------------------------------------

                                                September 9,      December 31,
                                                    1995              1994
------------------------------------------------------------------------------
                                                (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                      $ 10,152,943      $ 35,162,625
Accounts receivable                               7,553,010         3,285,717
Inventories                                      33,436,300        23,615,073
Prepaid expenses                                  5,783,710         2,645,579
------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                             56,925,963        64,708,994
PROPERTIES
Land                                              9,022,521         9,721,225
Buildings, fixtures and equipment               125,935,140        96,096,154
Leasehold improvements                           38,940,743        32,577,792
------------------------------------------------------------------------------
                                                173,898,404       138,395,171
Accumulated depreciation and amortization       (44,579,739)      (36,095,273)
------------------------------------------------------------------------------
                                                129,318,665       102,299,898
LEASEHOLD INTEREST, net of accumulated
 amortization of $8,997,485 and $7,946,985       28,454,652        16,133,654
Real estate held for investment                  19,222,905        19,166,054
GOODWILL, net of accumulated
 amortization of $678,916 and $136,137           33,627,613         2,185,369
OTHER ASSETS                                     10,776,720         3,419,633
------------------------------------------------------------------------------
                                               $278,326,518      $207,913,602
------------------------------------------------------------------------------
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                               $ 28,585,377      $ 24,043,452
Accrued payroll and related benefits             11,719,552         9,941,414
Accrued business and sales taxes                  4,851,094         3,915,494
Other accrued expenses                            4,011,707         2,692,404
Federal income taxes payable                      3,808,000           340,000
------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                        52,975,730        40,932,764
DEFERRED INCOME TAXES                            13,813,000         8,803,000
OTHER LIABILITIES                                 5,400,000                --
LONG-TERM DEBT                                  168,000,000                --
SHAREHOLDERS' EQUITY
Common stock, at stated value, authorized
 60,000,000 shares, issued and outstanding
 14,430,068 and 19,349,147                       28,249,596        26,644,616
Retained earnings                                 9,888,192       131,533,222
------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                       38,137,788       158,177,838
------------------------------------------------------------------------------
                                               $278,326,518      $207,913,602
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                           QUALITY FOOD CENTERS, INC.
                       STATEMENT OF SHAREHOLDERS' EQUITY
                  THIRTY-SIX WEEKS ENDED SEPTEMBER 9, 1995
                                (UNAUDITED)


-----------------------------------------------------------------------------------------------

                                     Common Stock
                             ----------------------------        Retained
                               Shares           Amount           Earnings             Total
-----------------------------------------------------------------------------------------------
BALANCE AT
  DECEMBER 31, 1994          19,481,009      $ 26,644,616     $ 131,533,222      $ 158,177,838

NET EARNINGS                                                     13,668,883         13,668,883

COMMON STOCK ISSUED           1,949,059        45,115,064                --         45,115,064

COMMON STOCK
  REPURCHASED                (7,000,000)      (43,510,084)     (134,339,863)      (177,849,947)
  (NET OF OFFERING
  FEES AND EXPENSES
  AGGREGATING $2,849,947)

CASH DIVIDENDS                       --               --           (974,050)          (974,050)
-----------------------------------------------------------------------------------------------

BALANCE AT
  SEPTEMBER 9, 1995          14,430,068      $ 28,249,596     $   9,888,192      $  38,137,788
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

                  See accompanying notes to financial statements.

                           QUALITY FOOD CENTERS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



-------------------------------------------------------------------------------------

                                                        Thirty-Six Weeks Ended
                                                       September 9,     September 3,
                                                           1995             1994
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                          $  13,668,883     $ 17,977,693
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
Depreciation and amortization of properties               8,640,629        6,725,914
Amortization of leasehold interest and other              2,073,587          953,015
Deferred income taxes                                     1,010,000        1,461,000
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable                                      (1,201,766)      (1,175,667)
Inventories                                              (1,280,227)      (3,471,414)
Prepaid expenses                                         (3,138,131)      (1,791,612)
Accounts payable                                         (7,250,075)      (3,089,684)
Accrued payroll and related benefits                      1,778,138         (369,583)
Accrued business and sales taxes                            935,600          431,651
Other accrued expenses                                    1,319,303         (908,348)
Federal income taxes payable                              4,121,000        2,321,000
-------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                20,676,941       19,063,965
-------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures, net                               (20,722,917)     (16,156,989)
Cash portion of Olson's merger                          (17,814,527)              --
Increase in real estate held for investment                 (56,851)        (500,000)
Other                                                      (653,395)        (330,265)
Proceeds from sale of real estate                         1,340,000               --
-------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                   (37,907,690)     (16,987,254)
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuances of common stock                  27,045,064        1,915,677
Common stock repurchased                               (177,849,947)              --
Net proceeds under revolving credit facility              4,000,000               --
Proceeds from long-term debt                            140,000,000               --
Cash dividends paid                                        (974,050)      (2,913,992)
-------------------------------------------------------------------------------------
Cash Used by Financing Activities                        (7,778,933)        (998,315)
-------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                             (25,009,682)       1,078,396

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                 35,162,625       31,256,492
-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                    $  10,152,943     $ 32,334,888
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID DURING THE THIRTY-SIX WEEKS FOR:
Income taxes                                          $   3,392,000     $  5,620,000
Interest (net of $68,238 of interest capitalized)     $   5,422,194     $         --
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------


             See accompanying notes to financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


     During the first quarter of 1995, the Company acquired all of the outstanding shares of Olson's Food Stores, Inc. in a merger transaction for $60,070,000. In connection with the merger, liabilities assumed were as follows:

               Fair value of assets acquired            $ 71,862,000
               Cash paid                                 (18,000,000)
               Long-term debt assumed                    (24,000,000)
               Common Stock issued                       (18,070,000)
                                                        ------------
               Liabilities assumed                      $ 11,792,000
                                                        ------------
                                                        ------------

     During the first quarter of 1995 the Company recorded $4 million as an increase in goodwill and deferred income taxes payable to record deferred income taxes arising from the Olson's merger. In addition a deferred tax asset and corresponding liability of $5.4 million were recorded to reflect amounts due the former shareholders of Olson's when tax loss and tax credit carryforwards are utilized by the Company. During the second quarter of 1995, the Company utilized $653,000 of the tax asset to reduce current taxes payable.



                See accompanying notes to financial statements.

                           QUALITY FOOD CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
        12 AND 36 WEEKS ENDED SEPTEMBER 9, 1995 AND SEPTEMBER 3, 1994
                                 (UNAUDITED)



NOTE A - FINANCIAL STATEMENT PREPARATION

          The financial statements as of September 9, 1995 and for the 12 and 36 weeks ended September 9, 1995 and September 3, 1994 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented.

          These statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K dated March 28, 1995 (File No. 0-15590) for the year ended December 31, 1994, filed with the SEC on March 31, 1995.

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

                           QUALITY FOOD CENTERS, INC.
                         NOTES TO FINANCIAL STATEMENTS
        12 AND 36 WEEKS ENDED SEPTEMBER 9, 1995 AND SEPTEMBER 3, 1994
                                 (UNAUDITED)

                                 (CONTINUED)


          Goodwill of $31.1 million is being amortized over a period of 35 years. Because the merger was a statutory merger, the Company has a carryover tax basis and amortization of the excess of the book value over the tax basis of the assets included in the merger is not deductible for federal income tax purposes.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The Company has recorded $4.0 million to goodwill and deferred income taxes payable to give effect to the estimated deferred income taxes arising from the Olson's merger. Further, as part of the merger agreement, the Company agreed to remit the benefits, if any, of Olson's net operating loss carryforwards totaling approximately $12.0 million and certain other tax credit carryforwards totaling approximately $1.2 million to the former shareholders of Olson's when utilized. A deferred tax asset and a corresponding liability of $5.4 million related to these carryforward items were recorded in other assets and other liabilities in the Company's financial statements. During the second quarter of 1995, the Company utilized $653,000 of the tax asset to reduce current taxes payable and other assets.

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
                                                ------------
                                                $ 60,070,000
                                                ------------
                                                ------------


          The $24.0 million in long-term debt assumed in connection with the Olson's merger was partially repaid with cash and partially refinanced with $15.0 million in borrowings under the Company's line of credit.

                        QUALITY FOOD CENTERS, INC.
                      NOTES TO FINANCIAL STATEMENTS
        12 AND 36 WEEKS ENDED SEPTEMBER 9, 1995 AND SEPTEMBER 3, 1994
                              (UNAUDITED)

                              (CONTINUED)


NOTE D - RECAPITALIZATION

          During the second quarter of 1995, the Company successfully completed its recapitalization plan announced in December 1994. The Company's self-tender offer that commenced on January 18, 1995, for up to 7.0 million shares of its common stock at a price of $25.00 per share payable in cash expired on March
17, 1995. On March 29, 1995, the Company purchased 7.0 million of the 11.2 million shares of its common stock that were tendered, resulting in a proration of 62.6127%; and entered into a new $220.0 million credit facility to finance the tender offer, Olson's merger and provide additional capital. Initial borrowings under the credit facility were $168.0 million which were used to refinance the $15.0 million note outstanding at March 25, 1995 arising from the Olson's merger and to finance the tender offer. Also, the Company sold 1.0 million newly issued shares of its common stock to Zell/Chilmark Fund L.P. (Zell/Chilmark) at $25.00 per share on March 29,
1995. Zell/Chilmark will acquire an additional 2,975,000 shares at $25.00 per share directly from the Company's chairman and chief executive officer in a separate transaction that is expected to close on January 15, 1996.

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

                        QUALITY FOOD CENTERS, INC.
                       MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


12 AND 36 WEEKS ENDED SEPTEMBER 9, 1995 COMPARED TO THE 12 AND 36 WEEKS ENDED SEPTEMBER 3, 1994

           The following table sets forth the percentage relationship to sales of items in the statements of earnings:

                                  12 Weeks Ended        36 Weeks Ended
                               -------------------   -------------------
                               Sept. 9,   Sept. 3,   Sept. 9,   Sept. 3,
                                 1995      1994        1995      1994
                                  %          %          %          %
                               --------   --------   --------   --------
Sales                           100.0      100.0      100.0      100.0
Cost of sales & related
  occupancy expenses             75.5       74.7       75.3       74.6
Marketing, general &
  administrative expenses        18.8       18.6       18.8       18.4
                               --------   --------   --------   --------
Operating income                  5.7        6.7        5.9        7.0
Interest income                     -         .2         .1         .2
Interest expense                 (1.6)         -       (1.2)         -
Other expense                       -          -        (.3)         -
                               --------   --------   --------   --------
Earnings before income taxes      4.1        6.9        4.5        7.2
Taxes on income                   1.5        2.4        1.7        2.5
                               --------   --------   --------   --------
Net earnings                      2.6        4.5        2.8        4.7
                               --------   --------   --------   --------
                               --------   --------   --------   --------


SALES

          Sales for the 12 weeks ended September 9, 1995 increased $40.6 million, or 30.0%, compared with the same period in 1994. This sales increase reflects sales from the five stores that were new or acquired during the third quarter of 1994, increased sales in remodeled stores, and sales from the 12 Olson's stores merged on March 2, 1995, the three stores acquired from Puget Sound Marketing on March 26, 1995, and the Rainier Market replacement store which opened in August 1995. These factors were offset in part by continued food price deflation of approximately 1%, a softer local economy and lower sales in certain existing stores due to the opening and remodeling of competitive stores located near the Company's stores. The sales decrease associated with competitive store openings and remodels was further impacted as sales were higher than normal in the Company's stores in the third quarter of 1994 due to the closure of certain of these competitive stores while they were being remodeled or replaced. Comparable store sales decreased 3.6% for the quarter. Comparable store sales exclude sales in new stores and stores remodeled during the last 12 months.

          Sales for the 36 weeks ended September 9, 1995 increased 27.9% to $490.5 million, compared with $383.6 million for the same period in 1994, due to the same factors described above. Comparable store sales decreased approximately 1.6% for the year-to-date period.

                           QUALITY FOOD CENTERS, INC.
                          MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)


           Sales growth has also been affected by new stores and acquired stores, many of which which have lower sales volumes, becoming a more significant part of the Company's sales, the maturing of older stores to a level where substantial sales growth is more difficult, and the Company's strategy of opening stores in certain locations that enhance the Company's competitive position and protect its market share but reduce sales in nearby existing stores. Also, the supermarket industry continues to be highly competitive.


OPERATING INCOME
           The Company's cost of sales and related occupancy expenses increased from 74.7% of sales for the third quarter of 1994 to 75.5% for the third quarter of 1995 due primarily to higher occupancy costs associated with the 47.4% increase in store square footage over the third quarter a year ago. Marketing, general and administrative expenses increased from 18.6% of sales during the third quarter last year to 18.8% of sales for the third quarter of 1995, primarily due to higher expenses in our newly acquired stores, start up and conversion costs associated with acquired stores, as well as continued increases in labor costs and other operating expenses coupled with the continued deflation in retail food prices. Amortization of goodwill and non-compete agreements increased $477,000 for the third quarter of 1995, compared to the same period in the prior year, due to 1995 acquisitions. In addition, the third quarter of 1995 included approximately $400,000 in labor costs associated with the Labor Day holiday. This holiday fell in the fourth quarter last year. Due to the above factors operating margins decreased from 6.7% of sales for the third quarter of 1994 to 5.7% for the third quarter of 1995. Operating income increased 11.7% for the quarter to $10.1 million compared with $9.0 million last year.


          For the 36 weeks ended September 9, 1995, operating income increased by 7.7% as the 27.9% increase in sales was offset by a decline in operating margins from 7.0% in 1994 to 5.9% in 1995 due to the same factors described above.


INTEREST

          Interest income decreased $145,000 and $146,000 during the 12 and 36 weeks ended September 9, 1995, respectively, compared to the same periods in 1994 reflecting lower cash balances due to the recapitalization completed on March 29, 1995, offset by higher interest rates in 1995 than in 1994.

                           QUALITY FOOD CENTERS, INC.
                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (CONTINUED)


          Interest expense reflects interest on the debt assumed (and refinanced) in the Olson's merger and debt incurred in connection with the recapitalization. Interest expense is net of approximately $39,278 and $68,238 of interest capitalized in connection with store construction and remodeling costs incurred during the 12 and 36 weeks ended September 9, 1995, respectively.


NET EARNINGS

          The Company's effective federal income tax rate increased to 36.3% in the third quarter of 1995 from 34.3% in the third quarter of 1994 due to the non-deductible amortization of goodwill and certain other assets that were included in the Olson's merger. Reflecting this higher effective tax rate and the $2.9 million in interest expense associated with the recently completed recapitalization, net earnings for the third quarter of 1995 were $4.6 million. This compares with $6.1 million in the corresponding 1994 quarter in which there was no interest expense. As a result of the recapitalization completed on March 29, 1995, weighted average shares declined from 19.7 million in the third quarter of 1994 to 14.6 million in the third quarter of 1995. Reflecting the new capital structure, earnings per share improved to $0.32 from $0.31 in the third quarter a year ago.

          The Company's effective income tax rate was 37.9% for the 36 weeks ended September 9, 1995 due to the non-deductible amortization discussed above and the non-deductible $1.4 million charge relating to the Company's recapitalization. This compares to an effective tax rate of 34.3% for the first 36 weeks of 1994. Accordingly, as a result of higher interest expense, a higher effective tax rate and the charge resulting from the recapitalization, net earnings for the 36 weeks ended September 9, 1995 decreased to $13.7 million, or $0.83 per share, compared with 1994 net earnings of $18.0 million, or $0.91 per share. Excluding the $1.4 million charge, net earnings and earnings per share for the 36 weeks ended September 9, 1995 would have been $15.1 million and $0.92, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal source of liquidity has been cash generated from operations. The Company's cash and cash equivalents decreased $25.0 million during the 36 weeks ended September 9, 1995 to $10.2 million due primarily to cash utilized to complete the Olson's merger of $17.8 million and capital expenditures of $20.7 million. The ratio of current assets to current liabilities at September 9, 1995 decreased to 1.07 to 1, from 1.58 to 1 at December 31, 1994, reflecting this reduction in cash.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                    (CONTINUED)


          The Company's expansion and remodeling and new store activities for the period from 1986 through September 9, 1995 are summarized below:


                                      NEW OR      SQUARE         CAPITAL
              MAJOR                  ACQUIRED      FEET       EXPENDITURES*
            REMODELS   RE-REMODELS    STORES      ADDED      (IN THOUSANDS)
            --------   -----------   --------   ---------    --------------
1986           3           -             1         58,000       $  3,500
1987           2           -             -          8,000          5,700
1988           5           -             -         16,000          7,600
1989           2           -             2         85,000          9,900
1990           1           2             3        107,000         16,600
1991           2           1             3        127,000         25,900
1992           5           1             3        137,000         26,800
1993           3           -             5        173,000         43,000
1994           2           2             7        239,000         28,200
1995**         5           2            16        554,000         20,700
              --           -            --      ---------       --------
TOTAL         30           8            40      1,504,000       $187,900
              --           -            --      ---------       --------
              --           -            --      ---------       --------


*  Includes purchase of real estate held for investment.
** Includes the 36 weeks ended September 9, 1995.


          1994 was the Company's most active year prior to 1995 in terms of square footage growth. New stores included one new construction, the acquisition of a store in Sequim, the Company's first on the Olympic Peninsula, and the acquisition of five other stores from two independent operators in the Company's existing market.

          1995 has been an even more aggressive year with an increase in square footage since the end of 1994 of 40% from the 12 Olson's stores and the three stores acquired from Puget Sound Marketing. The Company acquired the Rainier Market store in Seattle in January 1995. The store was closed for demolition and a replacement store was opened in August 1995. The Puget Sound Marketing stores are located in Auburn, Enumclaw and Gig Harbor, Washington. The Gig Harbor store was remodeled during the third quarter of 1995. Additional stores are under construction, including a 55,000 square foot store currently planned to open in Federal Way, Washington in November 1995. In addition, the Company has secured a number of other sites that are still in the entitlement process or subject to other contingencies and is actively pursuing other new store locations and acquisition opportunities.

                           QUALITY FOOD CENTERS, INC.
                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (CONTINUED)



          The Company owns the real estate at five of its 61 store facilities in operation. As of September 9, 1995, the Company owned the strip shopping centers where three of these stores are located; however, the real estate operations of these centers are currently insignificant to the Company's results of operations. Another shopping center owned by the Company was sold during the first quarter of 1995 and the others are for sale, however, the Company plans to retain ownership of its store buildings and pads. The remaining stores are leased under long-term operating leases.

          Capital expenditures, which include the purchase of land, fixtures, equipment and leasehold improvements as well as the purchase of leasehold interests, other property rights, goodwill and covenants not to compete, are projected to be approximately $45.0 million (including the cash portion of the Olson's merger) in 1995, and to remain substantial in 1996 and subsequent years as the Company continues to expand and remodel existing stores and acquire and open new stores.

          During 1994, the Company paid cash dividends of $0.20 per share of the Company's common stock totalling $3.9 million and a dividend of $0.05 per share was paid in February 1995. The payment of dividends has been discontinued because the credit facility described below restricts payment of dividends prior to 1997.

          The $220.0 million Credit Facility entered into in connection with the recapitalization consists of a term loan of $140.0 million (the "Term Loan") and revolving credit loans of up to $80.0 million (the "Revolving Loans"). Principal repayments of the Term Loan are due in quarterly installments from March 1997 through September 2001. The Revolving Loans are available on a revolving credit basis for general corporate purposes and any outstanding amounts would become due in September 2001. At the Company's option, the interest rate per annum applicable to the Credit Facility is either (1) the greater of the bank agent's reference rate and .5% above the federal funds rate or (2) LIBOR plus a margin of 1.25% initially, with margin reductions if the Company meets specified financial ratios. The Credit Facility contains a number of significant covenants that, among other things, restrict the ability of the Company to incur additional indebtedness or incur liens on its assets, in each case subject to specified exceptions, impose specified financial tests as a precondition to the Company's acquisition of other businesses, prohibit the Company from making certain restricted payments (including dividends) and restrict the Company from making share repurchases above certain amounts before January 1, 1997 and, subject to specified financial tests, restrict its ability to

                        QUALITY FOOD CENTERS, INC.
                       MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                              (CONTINUED)


make such payments and repurchases thereafter. In addition, the Company is required to comply with specified financial ratios and tests, including a maximum debt to cash flow ratio, minimum ratios of cash flow to fixed charges, a minimum accounts payable to inventory ratio and a minimum net worth test. The Credit Facility is secured by a lien on all of the Company's receivables and intangible assets. The Company had $168.0 million of borrowings under the facility with an interest rate, which is 125 basis points over LIBOR, of 7.125% at September 9, 1995. The Company is currently in compliance with all financial covenants contained in the Credit Facility.

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


INFLATION

          During the 36 weeks ended September 9, 1995, the Company's sales reflect food price deflation of approximately 1%, compared with more than 1.5% for the same period in 1994.

                        PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

          On May 31, 1995, a class action lawsuit was filed against the Company and three of its officers in the United States District Court for the District of Washington. The complaint alleges violations of federal securities laws and a breach of fiduciary duties in connection with the Company's recent recapitalization (which is described in NOTE D of PART I.) The amount of relief sought is unspecified. However, the action seeks to compel the Company to reopen its self-tender offer to provide the public shareholders the opportunity to sell all of their QFC shares that they desire to tender at $25 per share.
The Company believes the suit is without merit and intends to defend it vigorously.


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

(b)  There were no reports on Form 8-K filed during this quarter.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              QUALITY FOOD CENTERS, INC.
                                   (Registrant)





Date: October 20, 1995        /s/ Stuart M. Sloan
                              ----------------------------------
                              Stuart M. Sloan
                              Chairman
                              Chief Executive Officer




Date: October 20, 1995        /s/ Marc W. Evanger
                              ----------------------------------
                              Marc W. Evanger
                              Vice President
                              Chief Financial Officer

                                EXHIBIT INDEX





Exhibit Number     Exhibit
--------------     -------
    11.0           Statement regarding computation
                     of per share earnings

    27.0           Financial Data Schedule