Form 10-K405
period 1995-12-30
QUALITY FOOD CENTERS INC
filed 1996-03-29
CIK 804333

                                   CONTENTS


                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.   20549

                                  FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended: December 30, 1995

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period From ____ To _____

                       Commission File Number: 0-15590
                         QUALITY FOOD CENTERS, INC.
                         --------------------------
            (Exact name of registrant as specified in its charter)

            Washington                                   91-1330075
   -------------------------------         -----------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

10112 N.E. 10th Street, Bellevue, Washington                98004
--------------------------------------------             ----------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (206)  455-3761
                                                       ---------------

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock,
                                                   $.001 par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X      No
                                                   -----       -----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of the close of business on March 20, 1996: $179,261,924

Number of shares of Registrant's common stock, $.001 par value, outstanding as of March 20, 1996: 14,445,107

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 30, 1995 are incorporated by reference into Part II and Part IV of this Form 10-K.

Portions of the definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                    CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

Item  1.  Business                                                            3

Item  2.  Properties                                                          9

Item  3.  Legal Proceedings                                                  10

Item  4.  Submission of Matters to a Vote
          of Security Holders                                                10

                                     PART II

Item  5.  Market for the Company's Common Stock
          and Related Shareholder Matters                                    11

Item  6.  Selected Financial Data (incorporated by
          reference from the Company's 1995 Annual
          Report to Shareholders)                                            12

Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          (incorporated by reference from the Company's
          1995 Annual Report to Shareholders)                                12

Item  8.  Financial Statements and Supplementary Data
          (incorporated by reference from the Company's
          1995 Annual Report to Shareholders)                                12

Item  9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                             13

                                     PART III

Item 10.  Directors and Executive Officers of the
          Registrant (incorporated by reference from
          the Company's Proxy Statement, except for
          information regarding executive officers)                          13

Item 11.  Executive Compensation (incorporated by
          reference from the Company's Proxy Statement)                      13

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management (incorporated by
          reference from the Company's Proxy Statement)                      13

Item 13.  Certain Relationships and Related
          Transactions (incorporated by reference
          from the Company's Proxy Statement)                                14

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                                14

                                     PART I

ITEM 1  - BUSINESS

(a)  GENERAL DEVELOPMENT OF THE BUSINESS

The Registrant, Quality Food Centers, Inc. (the "Company" or "QFC"), is the second largest supermarket chain and the largest independent supermarket chain in the Seattle/Puget Sound area of Washington State. The Company began operations in 1954 with four stores and has grown through acquisition and new store development to 62 stores today.

As part of a recapitalization, on March 2, 1995, the Company purchased 7,000,000 shares of its common stock through a self-tender offer at a price of $25.00 per share. In addition, the Company sold 1,000,000 shares of its common stock to Zell/Chilmark Fund L.P. (Zell/Chilmark) at $25.00 per share on March 29, 1995. Zell/Chilmark also acquired 2,975,000 shares from the Company's chairman and chief executive officer in a separate transaction on January 16, 1996. In March 1995, the Company borrowed approximately $174,000,000 under a new $220,000,000 senior credit facility ("the Credit Facility") to finance (i) the $24 million of long-term debt assumed in the Olson's merger described under "Expansion Through New Stores" below and (ii) the repurchase of its shares pursuant to the self-tender offer. Due to these developments, the Company's financial statements have changed significantly, reflecting lower cash balances, a significant reduction in shareholders' equity and increase in long-term debt, and a related reduction in interest income and increase in interest expense.

(b)  INDUSTRY SEGMENTS

The Company has only one industry segment - the operation of retail supermarkets.

(c)  DESCRIPTION OF BUSINESS

(i)  General

The Company emphasizes superior customer service, high quality perishables, competitive prices and convenient store locations in stable and growing areas. QFC stores are open seven days a week, 24 hours a day.

QFC's supermarkets offer a wide variety of competitively priced grocery, meat, produce, frozen foods and dairy items, along with a limited selection of non-food items. Most of the stores also offer full service delicatessen, seafood and bakery departments with coffee/espresso bars. Selected stores offer video rentals, fresh juice bars and a natural foods section. The Company operates pharmacies in eight stores. Space is leased or sub-leased in certain stores to Leeann Chin, Cucina! Cucina! Presto Italian Cafes, Starbucks Coffee, Cinnabon Cinnamon Rolls, Noah's New York Bagels and in-store banks. Photo processing and automated teller machines are available in all stores.

The Company is developing a comprehensive proprietary brands program, which includes signature items and store brands. The progam has been developed to improve sales and margins by increasing the Company's mix of proprietary brand sales. The Company's signature item program currently includes more than 175 stock keeping units (SKUs) that are sold exclusively by the Company. The store brands product lines are currently under development and the Company expects to introduce these brands later in 1996.

GROWTH THROUGH EXPANSION AND REMODELING OF EXISTING STORES

The Company has continued its store remodeling and expansion program, completing 30 remodels over the past ten years, including five in 1995. The Company has completed the expansion and remodeling of one store so far in 1996. The Company plans to continue remodeling and expanding certain stores that were added or remodeled in recent years. Nine such "re-remodels" have been completed to-date, including two in 1995 and one in 1996. The Company currently plans to complete two additional remodels and seven more re-remodels in 1996.

Remodeling of the stores usually provides additional square footage for new full-service specialty departments, for the expansion of existing departments and for leased space for in-store banks and other services.

While the Company expects the average size of its stores to grow as departments are added and expanded, the Company intends to continue to operate both large-and small-format stores. At the end of 1995, the total square footage of all 62 stores was approximately 1,928,000 square feet with an average store size of approximately 31,000 square feet, ranging in size from 14,000 to 57,000 square feet.

EXPANSION THROUGH NEW STORES

The Company is adding new stores at an accelerated pace. Thirty-five stores have been added in the last five years, including five in 1993, seven in 1994 and seventeen in 1995. Of the seventeen stores added in 1995, twelve were added in March 1995, when the principal operations of the Olson's Food Stores chain ("Olson's") were merged into the Company, including eight stores in Snohomish County and four in King County, Washington. The Olson's merger also included rights to other future sites in the same market. As consideration for the operations being merged, the Company paid $18 million in cash, issued 752,941 shares of its common stock and assumed $24 million of long-term debt of Olson's.

The Company acquired its Rainier Market store in Seattle in January 1995.
The store was closed and demolished and a replacement store was constructed and opened in August of 1995. On March 26, 1995, the Company acquired three stores from Puget Sound Marketing, located in Enumclaw, Auburn and Gig Harbor, Washington. Including these recent developments, 30 of the Company's last 41 stores were acquired from independent operators and the Company believes acquisition will continue to be an important part of its expansion. The Company opened a 55,000 square foot store in Federal Way in November 1995 and recently opened a 41,000 square foot store replacing a 14,000 square foot store in the Northgate area of Seattle. In addition, construction has commenced on one new store and one replacement store, which will open in 1996. The Company is pursuing other new store sites and acquisition opportunities within the Seattle/Puget Sound Region, as well as in new markets.

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

MARKETING

The volume of the Company's newspaper, television and radio advertising continued to increase in 1995. The Company ran television ads to promote its home delivery service "QFC Express" and its new television and radio advertising theme, "At QFC, You Know Its Going to be Good", which builds on the quality of its products, employees and customer service. During 1995, along with special seasonal promotions, there was additional advertising for the grand-openings of the Company's new and remodeled stores.

MANAGEMENT INFORMATION SYSTEMS

The Company has installed P.C. based point-of-sale hardware and software in every checkout lane of every store. The Company utilizes a private voice and data network and an electronic payment system that processes customer purchases by debit and credit cards and authorizes check transactions. The Company also has a direct store delivery system for non-perishable deliveries, which integrates the receipt of goods at the store with accounting and merchandising at the Company's main office. This integrated system offers the Company timely information and greater efficiency and control over product receipts, merchandising and accounts payable functions. The Company processes product orders, direct store deliveries and store accounting functions on personal computers in each store which are integrated with host-based systems. In addition, custom software and a laser printer are used to create shelf tags, more attractive signs and customized promotional materials on-site at each store. Electronic Data Interchange (EDI) is used extensively to transmit various business documents to and from the Company's trading partners. Today, although already highly automated, QFC remains committed to the further use of information systems as a tool to enhance profitability. In 1995, the Company continued the migration from its mainframe host computer to a client-server based architecture to meet its long-term growth needs and convert to open systems technology.

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

QFC maintains no independent distribution facilities but purchases the majority of its groceries, meat and some seafood, deli and produce from its major wholesale supplier, West Coast Grocery Company ("West Coast"), a subsidiary of Super Valu Stores, Inc. The Company purchased approximately $208.6 million of products from West Coast during fiscal 1995, accounting for 37.9% of the Company's cost of sales and related occupancy expense during the year. Pursuant to the Olson's merger, the Company is using Associated Grocers ("A.G.") as its major wholesale supplier for thirteen of its stores. A.G. is a cooperative wholesale supplier located in Seattle, Washington. The Company purchased approximately $42.9 million of products from A.G. during fiscal 1995, accounting for 7.8% of the Company's cost of sales and related occupancy expense during the year. The Company also periodically purchases higher turnover products that would otherwise be supplied by West Coast or A.G. directly from the manufacturer. The remainder of products are purchased from other manufacturers or distributors which, as do West Coast and A.G., deliver directly to the Company's stores. Management believes that alternative wholesale sources for the purchases made from West Coast, A.G., and other suppliers are available on terms approximately equal to those currently in effect. The Company maintains a central commissary where certain items are prepared primarily for the Company's deli department.

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

Virtually all sales are on a cash basis. Sales paid for with debit and credit cards are settled within one or two days of the sale. Purchases are paid on various terms ranging from daily to 60 days.

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

During the fourth quarter of 1994 and throughout 1995, the Company experienced an unusually large number of new store openings or store remodelings by its competitors near its existing stores, which has resulted in reduced sales in certain of the Company's stores.

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

(xiii)  NUMBER OF EMPLOYEES

The Company had approximately 4,200 employees as of the end of fiscal 1995. Of these, approximately 3,800 are covered by collective bargaining agreements in effect through May 3 and July 31, 1998. The Company has not had a work stoppage in over 20 years and believes its labor relations continue to be excellent. Nearly all employees of supermarket chains in the Seattle/Puget Sound market, including the Company's, are members of collective bargaining units.

(d)  FOREIGN AND DOMESTIC OPERATIONS

The Company's operations are exclusively in the state of Washington. The Company has no export sales.

ITEM 2  - PROPERTIES

As of March 20, 1996, the Company leased 57 of its 62 supermarkets and its administrative facilities under non-cancellable operating leases with various terms expiring through December 2053, including renewal periods. The average remaining term of the Company's leases (including all renewal options) is approximately 31 years. None of these leases is subject to expiration within five years. The Company renegotiates its leases prior to committing to a major store remodel. The leases generally provide for minimum rental amounts, with contingent rental payments based on a percentage of gross sales, plus real estate tax payments and reimbursement of executory costs. The Company owns most of the equipment, furniture and fixtures at its retail and administrative locations and has made leasehold improvements at most locations.

Because of the opportunity to better control occupancy expenses, the Company is more interested in owning future store locations. As of March 20, 1996, the Company owned the real estate at five of its store facilities in operation, three of which were part of small shopping centers owned by the Company. The real estate operations of these centers are currently insignificant to the Company's results of operations. During 1995, the Company sold one of the centers it previously operated and the others are for sale. The Company retained ownership of its store building and pad in the center that was sold, and intends to do so in the other centers to be sold as well.

The Company has entered into option agreements and purchased real estate within its existing market areas where it plans to locate stores in the future or sell the real estate. These store locations are in the entitlement process or subject to other contingencies.

The Company opened a 41,000 square foot replacement store in the Northgate area on March 20, 1996. The Company has begun construction of a 66,000 square foot replacement store on the 8.8 acres of real estate that it acquired in 1991, adjacent to the University Village Shopping Center where the Company currently operates a 31,000 square foot store. Additionally, the Company has commenced construction of a new 45,000 square foot store in the First Hill area of Seattle. The Company has completed two store remodels in 1996 and several others are planned. In addition, the Company has secured a number of other sites that are still in the entitlement process or subject to other contingencies and is actively pursuing other new store locations and acquisition opportunities. See "Item 13 - Certain Relationships and Related Transactions."

ITEM 3  - LEGAL PROCEEDINGS

On December 20, 1995, the Federal District Court in Seattle, Washington, dismissed the class action lawsuit that had been filed in the United States District Court for the District of Washington against the Company and three of its officers. The lawsuit, which had been filed on May 31, 1995, alleged violations of federal securities laws and a breach of fiduciary duties in connection with the Company's recapitalization completed in March 1995 (see "Item 1 - Business"). In dismissing the lawsuit, the court held that the plaintiff did not establish any violation of federal securities laws. In addition, the court dismissed without prejudice the plaintiff's state law claim for breach of fiduciary duties.

The Company is currently involved in a number of other legal proceedings which have arisen in the ordinary course of business. Management believes these proceedings will not, in the aggregate, have a material impact on the Company's operations or financial condition.

ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 1995 to a vote of shareholders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

    NAME                    AGE     POSITION
    ----                    ---     --------

    Stuart M. Sloan          52     Chairman, Chief Executive
                                    Officer and Director

    Dan Kourkoumelis         45     President, Chief Operating
                                    Officer and Director

    Marc W. Evanger          41     Vice President, Chief
                                    Financial Officer and
                                    Secretary/Treasurer

Stuart M. Sloan became a director of the Company in 1985 and has been Chairman since June 1986. Mr. Sloan served as Chief Executive Officer of the Company from June 1986 to February 1987 and has been Chief Executive Officer since April 1991. Mr. Sloan is the founder and a principal of Sloan Capital Companies, a private investment company. See "Item 13-Certain Relationships and Related Transactions." Mr. Sloan served as President of Egghead, Inc. from February 1989 until July 1990, as Chief Executive Officer from February 1989 until April 1991 and as

Chairman from January 1990 to September 1992. Mr. Sloan serves as a director of Anixter International, Inc. and Cucina! Cucina!, Inc.

Dan Kourkoumelis became a director of the Company in April 1991. He joined the Company as a courtesy clerk in 1967 and his experience includes several ranks of store management and executive positions. Mr. Kourkoumelis was appointed Executive Vice President in 1983, Chief Operating Officer in 1987 and President in 1989. Mr. Kourkoumelis is a member of the Board of Directors of the Western Association of Food Chains and Washington State Food Dealers Association and serves as a director of Associated Grocers, Incorporated, Expeditors International of Washington, Inc. and Shurgard Storage Centers, Inc.

Marc W. Evanger joined QFC in 1984 as Controller. From 1978 to 1984, he was employed by Price Waterhouse as a Certified Public Accountant in audit, consulting, corporate tax planning and merger assignments. His prior experience included three years with QFC as a retail clerk. He was appointed Vice President in March 1986, Chief Financial Officer in February 1987 and Corporate Secretary and Treasurer in February 1988.

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


                    Fiscal Year Ended      Fiscal Year Ended
                         12/30/95               12/31/94
                    -----------------      -----------------
                       High     Low           High     Low
                     -------  -------      --------  -------
    First Quarter    $24 1/2  $21 1/4       $25 1/4  $21 3/4
    Second Quarter    22 1/4   19            24       19 1/2
    Third Quarter     26 3/4   19 1/2        24 3/4   21 1/2
    Fourth Quarter    22 1/2   19 1/2        24 1/4   19


(b)  HOLDERS

The Company had approximately 2,500 shareholders of record as of March 20, 1996.

(c)      DIVIDENDS

         In February 1995, a cash dividend of $.05 per share, or $1.0 million, was paid to shareholders. During 1994, the Company paid quarterly cash dividends of $.05 per share for an annual rate of $.20 per share, or $3.9 million.

         The payment of dividends has been discontinued. The credit facility entered into in March 1995 prohibits the payment of dividends prior to 1997. Beginning in 1997, the credit facility permits the payment of dividends subject to the Company achieving specified amounts of earnings, but the resumption of dividends at that time or any future time will be dependent on various factors which the Board of Directors will evaluate at that time, principally including whether the Company will have sufficient excess cash on hand at that time after providing for its operating needs, servicing debt and reserving an appropriate amount of funds for the Company's expansion opportunities. There can be no assurances when or whether the Board might decide to resume paying dividends on the Common Stock.

ITEM 6  - SELECTED FINANCIAL DATA

The section entitled "Five Year Summary of Selected Financial Data" on page 25 of the Company's Annual Report to Shareholders for the fiscal year ended December 30, 1995 is incorporated herein by reference.

ITEM 7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The section entitled "Financial Review" on pages 26 through 31 of the Company's Annual Report to Shareholders for the fiscal year ended December 30, 1995 is incorporated herein by reference.

ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary data of the Registrant, and the independent auditors' report on such financial statements, included on pages 32 through 48 of the Annual Report to Shareholders for the fiscal year ended December 30, 1995 are incorporated herein by reference:

     Statements of Earnings for the three years ended December 30, 1995.

     Statements of Shareholders' Equity for the three years ended December 30, 1995.

     Balance Sheets as of December 30, 1995 and
       December 31, 1994.

     Statements of Cash Flows for the three years ended December 30, 1995.

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

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors of the Company contained under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Proxy Statement") in March 1996 is incorporated by reference into this Item 10. The information regarding executive officers of the Company contained under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11 - EXECUTIVE COMPENSATION

The information regarding executive compensation contained under the caption "Executive Compensation" in the Proxy Statement to be filed with the Securities and Exchange Commission in March 1996 is incorporated by reference into this Item 11.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information regarding security ownership of certain beneficial owners and management contained under the caption "Voting Securities and Principal Holders" in the Proxy Statement to be filed with the Securities and Exchange Commission in March 1996 is incorporated by reference into this Item 12.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions contained under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Proxy Statement to be filed with the Securities and Exchange Commission in March 1996 is incorporated by reference into this Item 13.

                                   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

     1.   FINANCIAL STATEMENTS

          The financial statements of the Registrant listed in Item 8 on page 12 hereof are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 30, 1995.

     2.   FINANCIAL STATEMENT SCHEDULES

          None required.

     3.   EXHIBITS

          A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits on page 17 hereof. The Index to Exhibits indicates each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.

(b)   REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the quarter ended December 30, 1995.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quality Food Centers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QUALITY FOOD CENTERS, INC.


                                          /s/ MARC W. EVANGER
                                       -------------------------------
                                       Marc W. Evanger, Vice President
                                         and Chief Financial Officer,
                                         and Secretary/Treasurer

Date:  March 20, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1996.

         Signature                  Capacity
         ---------                  --------

/s/ STUART M. SLOAN               Chairman, Chief Executive
----------------------------      Officer and Director
Stuart M. Sloan                   (Principal Executive Officer)


/s/ MARC W. EVANGER               Vice President and Chief
----------------------------      Financial Officer,
Marc W. Evanger                   Secretary/Treasurer
                                  (Principal Financial and
                                  Accounting Officer)

/s/ JOHN W. CREIGHTON, JR.        Director
----------------------------
John W. Creighton, Jr.

/s/ JOEL FRIEDLAND                Director
----------------------------
Joel Friedland

/s/ DAN KOURKOUMELIS              Director
----------------------------
Dan Kourkoumelis

/s/ FRED B. MCLAREN               Director
----------------------------
Fred B. McLaren

/s/ MAURICE F. OLSON              Director
----------------------------
Maurice F. Olson

/s/ RONALD A. WEINSTEIN           Director
----------------------------
Ronald A. Weinstein

/s/ SAMUEL ZELL                   Director
----------------------------
Samuel Zell

                        INDEPENDENT AUDITORS' CONSENT


Board of Directors
  and Shareholders
Quality Food Centers, Inc.
Bellevue, Washington


We consent to the incorporation by reference in Registration Statements No. 33-32878, 33-34073, 33-38736, 33-69512, and 33-69514 of Quality Food Centers,
Inc. on Forms S-8 of our report dated March 20, 1996, incorporated by reference in this Annual Report on Form 10-K of Quality Food Centers, Inc. for the year ended December 30, 1995.

/s/  Deloitte & Touche LLP
----------------------------
Seattle, Washington
March 27, 1996

                          QUALITY FOOD CENTERS, INC.

                           Index to Exhibits Filed
                            with the Annual Report
                             on Form 10-K for the
                     Fiscal Year Ended December 30, 1995

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------

3.1 Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K filed March 29, 1991.)

3.2      Amended and Restated Bylaws of the Company. (Filed herewith.)

10.1 Executive Supplemental Retirement Plan Participant Agreement, dated July 3, 1984, between Quality Food Centers, Inc. and Ruth F. Cook, under which Quality Food Centers, Inc. undertakes to pay certain retirement benefits to Mrs. Cook, one of the Company's former officers. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, No. 33-9663, filed October 22, 1986.)*

10.2 Quality Food Centers, Inc. Amended and Restated 1987 Incentive Stock Option Plan. (Incorporated by reference to the Company's 1993 Form 10-K filed March 24, 1994.)*

10.3 Form of Stock Option Agreement under Quality Food Centers, Inc. 1987 Incentive Stock Option Plan. (Incorporated by reference to Exhibit
         10.29 to the Company's Registration Statement on Form S-1, No. 33-12474, filed March 9, 1987.)*

10.4     Amended and Restated 1990 Employee Stock Purchase Plan.
         (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 33-69512, filed September 28, 1993.)*

10.5 Director's Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 33-38736, filed January 25, 1991.)*

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
10.6 Amended and Restated Management Agreement, dated August 17, 1986, between Sloan Capital Companies and Quality Food Centers, Inc., under which the Company has engaged Sloan Capital Companies to perform management services through June 18, 1996. (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed March 25, 1993.)*

10.7 Quality Food Centers, Inc. 1993 Executive Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 33-69514, filed September 28, 1993.)*

10.8 Shopping Center Lease, dated June 17, 1987 between Quality Food Centers, Inc. and University Village, Inc. (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K filed March 24, 1994.)

10.8a First Amendment to Shopping Center Lease, dated August 15, 1993, between Quality Food Centers, Inc. and University Village, Inc. (Incorporated by reference to Exhibit 10.15a to the Company's Form 10-K filed March 24, 1994.)

10.8b Declaration of Restrictions and Easements, dated August 15, 1993, between Quality Food Centers, Inc. and University Village, Inc. (Incorporated by reference to Exhibit 10.15b to the Company's Form 10-K filed March 24, 1994.)

10.8c   Development Agreement, dated August 25, 1993, among Quality Food
         Centers, Inc., U Village Land Limited Partnership and U Village Imp. Limited Partnership. (Incorporated by reference to Exhibit 10.15c to the Company's Form 10-K filed March 24, 1994.)

10.8d Franchise Agreement, dated August 25, 1993, between Quality Food Centers, Inc., and University Village, Inc. (Incorporated by reference to Exhibit 10.15d to the Company's Form 10-K filed March 24, 1994.)

10.8e Tenant Estoppel Certificate, dated as of August 9, 1993, from Quality Food Centers, Inc. to Principal Mutual Life Insurance Company, U Village Land Limited Partnership and U Village Imp. Limited Partnership. (Incorporated by reference to Exhibit 10.15e to the Company's Form 10-K filed March 24, 1994.)

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------

10.8f Subordination, Forbearance and Attornment Agreement, dated as of August 9, 1993, among Quality Food Centers, Inc., Principal Mutual Life Insurance Company, U Village Land Limited Partnership and U Village Imp. Limited Partnership. (Incorporated by reference to
         Exhibit 10.15f to the Company's Form 10-K filed March 24, 1994.)

10.9 Agreement and Plan of Merger between the Company and Olson's Food Stores, Inc., dated as of December 23, 1994. (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed December 30, 1994.)

10.9a First Amendment to Agreement and Plan of Merger between the Company and Olson's Food Stores, Inc., dated as of February 17, 1995. (Incorporated by reference to Exhibit 10.15a to the Company's Form 10-K filed March 31, 1995.)

10.9b Second Amendment to Agreement and Plan of Merger between the Company and Olson's Food Stores, Inc., dated as of March 1, 1995. (Incorporated by reference to Exhibit 10.15b to the Company's Form 10-K filed March 31, 1995.)

10.9c    Indemnification and Escrow Agreement between the Company and Maurice
         F. Olson, dated as of March 1, 1995. (Incorporated by reference to Exhibit 10.15c to the Company's Form 10-K filed March 31, 1995.)

10.9d Right of First Refusal among the Company and Signature Bakery LLC, North Snohomish Enterprises, Inc., and Olson's Management Group LLC, dated as of March 1, 1995. (Incorporated by reference to Exhibit 10.15d to the Company's Form 10-K filed March 31, 1995.)

10.9e Investors Rights Agreement between the Company and Maurice F. Olson, Charles M. Olson and Maurice S. Olson, Jr., dated as of March 1, 1995. (Incorporated by reference to Exhibit 10.15e to the Company's Form 10-K filed March 31, 1995.)

10.9f Noncompetition Agreement between the Company and Maurice F. Olson dated as of March 1, 1995. (Incorporated by reference to Exhibit 10.15f to the Company's Form 10-K filed March 31, 1995.)*

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------

10.10 Credit Agreement arranged by B A Securities, Inc. among the Company, Bank of America National Trust and Savings Association, as Agent, Seattle First National Bank, Bank of America Illinois, as Issuing Lender and the Other Financial Institutions Party hereto, dated March 15, 1995. (Incorporated by reference to Exhibit (b)(2) to the Company's Schedule 13E-4 Amendment 2 filed March 28, 1995.)

10.11 Recapitalization and Stock Purchase and Sale Agreement among the Company, Zell/Chilmark Fund L.P., and Stuart M. Sloan dated as of January 14, 1995. (Incorporated by reference to Exhibit (c)(2) to the Company's Schedule 13E-4 filed on January 19, 1995).

10.12 Standstill Agreement between the Company and Zell/Chilmark Fund L.P. dated as of January 14, 1995. (Incorporated by reference to Exhibit
         (c)(4) to the Company's Schedule 13E-4 filed on January 19, 1995).

10.13 Standstill Agreement between the Company and Stuart M. Sloan dated as of January 14, 1995. (Incorporated by reference to Exhibit
         (c)(5) to the Company's Schedule 13E-4 filed on January 19, 1995).

11       Statement re computation of per share earnings.  (Filed herewith.)

13 Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Supplementary Data from the Company's Annual Report to Shareholders for the year ended December 30, 1995. (Filed herewith.)

23 Independent Auditor's Consent to incorporation by reference of its report on financial statements in Registration Statements on Form S-8. (The consent appears on page 16 of this Annual Report on Form 10-K.)

27       Financial Data Schedule  (Filed herewith.)

---------------------------
* Management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.