Form 10-Q
period 1996-03-23
QUALITY FOOD CENTERS INC
filed 1996-05-07
CIK 804333

                                    United States
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                      FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ----
ACT OF 1934
For the quarterly period ended  FOR THE 12 WEEKS ENDED MARCH 23, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----
EXCHANGE ACT OF 1934

For the transition period from ___________________ to____________________

Commission file number:   0-15590


                            QUALITY  FOOD  CENTERS,  INC.
                            -----------------------------
                (Exact name of registrant as specified in its charter)

               Washington                              91-1330075
    ------------------------------          ------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

       10112 N.E. 10th Street, Bellevue, Washington        98004
     ------------------------------------------------     -------
         (Address of principal executive offices)        (Zip Code)

                                   (206)  455-3761
                                   ---------------
                 (Registrant's telephone number, including area code)

                                   Not applicable.
- --------------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes   X  .   No     .
                                                               ----       ----

    Number of shares of Registrant's common stock, $.001 par value, outstanding at May 6, 1996: 14,566,595

                            PART I.  FINANCIAL INFORMATION


                              QUALITY FOOD CENTERS, INC.
                                STATEMENTS OF EARNINGS
                                     (unaudited)
                    (dollars in thousands, except per share data)


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                                         Twelve Weeks Ended
                                                      March 23,       March 25,
                                                        1996            1995
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Sales                                                 $ 176,627      $ 138,938
Cost of sales and related occupancy expenses            133,313        104,656
Marketing, general and administrative expenses           33,486         26,571
- --------------------------------------------------------------------------------

OPERATING INCOME                                          9,828          7,711
Interest income                                              72            274
Interest expense                                         (2,588)           (72)
Other expense                                               -           (1,400)
- --------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                              7,312          6,513
Taxes on income
     Current                                              2,223          2,332
     Deferred                                               406            400
- --------------------------------------------------------------------------------

Total taxes on income                                     2,629          2,732
- --------------------------------------------------------------------------------

NET EARNINGS                                          $   4,683      $   3,781
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

EARNINGS PER SHARE                                    $     .32      $     .19
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Weighted average shares outstanding                      14,554         19,842
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Dividends per common share                            $      -       $     .05
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                                    BALANCE SHEETS
                                (dollars in thousands)


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                                      March 23,    December 30,
                                                        1996           1995
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                                     (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $   11,146    $    10,933
Accounts receivable                                       8,574          9,031
Inventories                                              35,824         36,706
Prepaid expenses                                          6,162          5,524
- --------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                     61,706         62,194
PROPERTIES
Land                                                      8,576          8,576
Buildings, fixtures and equipment                       135,421        132,594
Leasehold improvements                                   40,434         38,767
Construction in progress                                 16,665         15,954
- --------------------------------------------------------------------------------

                                                        201,096        195,891
Accumulated depreciation and amortization               (52,543)       (48,810)
- --------------------------------------------------------------------------------

                                                        148,553        147,081
LEASEHOLD INTEREST, net of accumulated
     amortization of $9,932 and $9,535                   30,870         27,954
Real estate held for investment                           5,640          5,622
GOODWILL, net of accumulated
     amortization of $1,255 and $1,009                   34,352         34,599
OTHER ASSETS                                              5,928          5,428
- --------------------------------------------------------------------------------

                                                     $  287,049    $   282,878
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                     $   35,101    $    34,173
Accrued payroll and related benefits                     10,066         12,556
Accrued business and sales taxes                          3,200          5,037
Other accrued expenses                                    5,823          4,720
Federal income taxes payable                              2,627            405
Current portion of long-term debt                         6,300             -
- --------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                63,117         56,891
DEFERRED INCOME TAXES                                    10,398          9,992
OTHER LIABILITIES                                         6,127          6,127
LONG-TERM DEBT                                          157,200        164,500
SHAREHOLDERS' EQUITY
Common stock, at stated value - authorized
     60,000,000 shares, issued and outstanding
     14,436,000 shares and 14,432,000 shares             29,088         28,932
Retained earnings                                        21,119         16,436
- --------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                               50,207         45,368
- --------------------------------------------------------------------------------

                                                     $  287,049    $   282,878
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                          STATEMENT OF SHAREHOLDERS' EQUITY
                          TWELVE WEEKS ENDED MARCH 23, 1996
                                     (unaudited)

                                    (in thousands)


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 Common Stock           Retained
                            Shares        Amount        Earnings          Total
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
BALANCE AT
   DECEMBER 30, 1995        14,432      $  28,932      $  16,436      $  45,368

NET EARNINGS                   -              -            4,683          4,683

COMMON STOCK ISSUED              4            156            -              156
- --------------------------------------------------------------------------------

BALANCE AT
   MARCH 23, 1996           14,436      $  29,088      $  21,119      $  50,207
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------





                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                (dollars in thousands)


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                                         Twelve Weeks Ended
                                                      March 23,       March 25,
                                                        1996            1995
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                         $    4,683      $   3,781
Adjustments to reconcile net earnings to net
     cash provided by operating activities:
Depreciation and amortization of properties               3,695          2,486
Amortization of leasehold interest and other                850            536
Amortization of debt issuance costs                          43           -
Deferred income taxes                                       406            400
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable                                         457           (749)
Inventories                                                 882           (142)
Prepaid expenses                                           (681)        (1,011)
Accounts payable                                            928          3,455
Accrued payroll and related benefits                     (2,490)        (1,072)
Accrued business and sales taxes                         (1,837)        (1,309)
Other accrued expenses                                    1,103          1,128
Federal income taxes payable                              2,222          2,407
- --------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                10,261          9,910
- --------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures, net                                (8,482)        (5,540)
Cash portion of Olson's merger                              -          (17,815)
Increase in real estate held for investment                 (18)           (57)
Other                                                      (704)            29
Proceeds from sale of real estate                           -            1,340
- --------------------------------------------------------------------------------

Net Cash Used by Investing Activities                    (9,204)       (22,043)
- --------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                      156             52
Repayments of long-term debt                             (1,000)        (9,000)
Cash dividend paid                                          -             (974)
- --------------------------------------------------------------------------------

Net Cash Used by Financing Activities                      (844)        (9,922)
- --------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                              213        (22,055)

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                              10,933         35,163
- --------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                $   11,146      $  13,108
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                  See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                 TWELVE WEEKS ENDED MARCH 23, 1996 AND MARCH 25, 1995
                                     (unaudited)

NOTE A - NATURE OF OPERATIONS

    Quality Food Centers, Inc.(QFC) is the second largest supermarket chain in the Seattle/Puget Sound region of Washington State, and the largest independent chain. The Company has been in operation since 1954 and currently operates 62 stores and employs over 4,200 people.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Financial Statement Preparation - The financial statements as of and for the twelve weeks ended March 23, 1996 and March 25, 1995 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented.

    These statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K dated March 20, 1996 (File No. 0-15590) for the year ended December 30, 1995 filed with the SEC on March 29, 1996.

    Complying with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from the estimates.

    Certain prior years' balances have been reclassified to conform to classifications used in the current year.

Fiscal Periods - The Company's fiscal year ends on the last Saturday in December, and its reporting quarters consist of three 12-week quarters and a 16-week fourth quarter.

Earnings Per Share - Earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during the period.


NOTE C - SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for income taxes and interest expense for the twelve weeks ended March 23, 1996 and March 25, 1995 was as follows (in thousands):


                                                     Twelve Weeks Ended
                                                  March 23,      March 25,
                                                    1996           1995
- --------------------------------------------------------------------------------
Income taxes                                      $    -           $    95
Interest (net of $177  of interest capitalized)       2,163             -
- --------------------------------------------------------------------------------


                              QUALITY FOOD CENTERS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                 TWELVE WEEKS ENDED MARCH 23, 1996 AND MARCH 25, 1995
                                     (unaudited)

NOTE C - continued

    During the first quarter of 1995, the Company acquired all of the outstanding shares of Olson's Foods, Inc. in a merger transaction for $60.1 million (Note D). In connection with the merger, liabilities assumed were as follows (in thousands):

              Fair value of assets acquired           $  69,246
              Cash paid                                 (18,000)
              Long-term debt assumed                    (24,000)
              Common stock issued                       (18,070)
                                                      ----------
              Current liabilities assumed             $   9,176
                                                      ----------
                                                      ----------

    During the first quarter of 1995, the Company recorded $4.0 million as an increase in goodwill and deferred income taxes to record deferred income taxes arising from the Olson's merger. In addition, a deferred tax asset and corresponding liability of $5.4 million were recorded to reflect amounts due the former shareholders of Olson's when tax loss and tax credit carryforwards are utilized by the Company.

    During the first quarter of 1995, a receivable was recorded and common stock was issued totaling $0.5 million relating to the exercise of stock options that were tendered as part of the Recapitalization (Note E).

NOTE D - OLSON'S MERGER

    On March 2, 1995 the principal operations of Olson's Food Stores, Inc. were merged into the Company, including assets and liabilities related to 12 of its grocery stores and its interest in certain grocery stores in various stages of development, and its rights to several other future sites. The merger was effected through an acquisition of 100% of the outstanding voting securities of Olson's for $18.0 million cash, 0.8 million shares of the Company's common stock, which as of March 2, 1995 had a value of $18.1 million, and the assumption by the Company of approximately $24.0 million of indebtedness of Olson's. The merger has been accounted for under the "purchase" method of accounting.

    Goodwill of $32.4 million is being amortized over a period of 35 years. Because the merger was a statutory merger, the Company has a carryover tax basis and amortization of the excess of the book value over the tax basis of the assets included in the merger is not deductible for federal income tax purposes.

    The Company has recorded $4.0 million to goodwill and deferred income taxes to give effect to deferred income taxes arising from the Olson's merger. Further, as part of the merger agreement, the Company agreed to remit the benefits, if any, of Olson's net operating loss carryforwards totaling approximately $12.0 million and certain other tax credit carryforwards totaling approximately $1.2 million to the former shareholders of Olson's when utilized. A deferred tax asset and a corresponding liability of $5.4 million related to these carryforward items were recorded in the Company's financial statements. The Company utilized $653,000 of the tax asset in the second quarter of 1995.

                              QUALITY FOOD CENTERS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                 TWELVE WEEKS ENDED MARCH 23, 1996 AND MARCH 25, 1995
                                     (unaudited)

NOTE D - continued

    Following is a summary of the assets and liabilities recorded as a result of the Olson's merger (in thousands):

              Cash                                    $    182
              Inventories                                8,541
              Other current assets                         453
                                                      ---------
                   Total current assets                  9,176

              Property plant and equipment (net)        18,087
              Leasehold interest                        12,829
              Goodwill                                  32,367
              Other assets                               7,487
              Current liabilities                       (9,176)
              Deferred income taxes                     (4,000)
              Other liabilities                         (6,700)
                                                      ---------
                                                      $ 60,070
                                                      --------
                                                      --------

    The $24.0 million in long-term debt assumed in connection with the Olson's merger was partially repaid with cash and partially refinanced with $15.0 million in borrowings under the Company's credit facility.

    Pursuant to the merger agreement, the former shareholders of Olson's are required to pay the Company the excess of Olson's current liabilities over current assets as of the merger date. Such amount totaled $10.2 million, of which $2.5 million remained payable to the Company at March 23, 1996 and December 30, 1995.


NOTE E - RECAPITALIZATION

    During the second quarter of 1995, the Company completed a recapitalization. The Company's self-tender offer that commenced on January 18, 1995, for up to 7.0 million shares of its common stock at a price of $25.00 per share payable in cash expired on March 17, 1995. On March 29, 1995, the Company purchased 7.0 million shares of its common stock and entered into a new $220.0 million credit facility to finance the tender offer, Olson's merger, and provide additional capital. Additionally, the Company sold 1.0 million newly issued shares of its common stock to Zell/Chilmark Fund LP (Zell/Chilmark) at $25.00 per share on March 29, 1995. Zell/Chilmark acquired 2,975,000 additional shares at $25.00 per share, plus an amount equal to a 5% annual return on such amount from March 17, 1995 through January 16, 1996, directly from the Company's chairman and chief executive officer in a separate transaction that closed on January 16, 1996.

    To reflect the net reduction in shareholders' equity resulting from the recapitalization, the Company reduced retained earnings to zero at the beginning of the second quarter of 1995 and allocated the remaining amount as a reduction to common stock.

    Fees paid in connection with the recapitalization aggregated approximately $4.3 million. During the first quarter of 1995, $1.4 million of these fees were recorded as a one-time expense, which is not deductible for federal income tax purposes. The remaining costs of $2.9 million were recorded as a direct reduction to shareholders' equity.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS




TWELVE WEEKS ENDED MARCH 23, 1996 COMPARED TO THE TWELVE WEEKS ENDED MARCH 25, 1995

    The table below sets forth items in the Company's statements of earnings as a percentage of sales:


                                                    12 Weeks Ended
                                            ------------------------------

                                             March 23,           March 25,
                                               1996                1995
                                                 %                   %
                                            ----------           ---------
     Sales                                    100.0%              100.0%
     Cost of sales & related
          occupancy expenses                   75.4                75.3
     Marketing, general &
          administrative expenses              19.0                19.1
                                            ----------           ---------
     Operating income                           5.6                 5.6
     Interest income                             .1                  .2
     Interest expense                          (1.5)                (.1)
     Other expense                               -                 (1.0)
                                            ----------           ---------
     Earnings before income taxes               4.2                 4.7
     Taxes on income                            1.5                 2.0
                                            ----------           ---------

Net earnings                                    2.7%                2.7%
                                            ----------           ---------
                                            ----------           ---------


SALES

    Sales for the 12 weeks ended March 23, 1996 increased approximately $37.7 million, or 27.1%, compared with the same period in 1995. The increase in total sales reflects the addition of 17 stores (12 of which were acquired from Olson's on March 2, 1995, 3 of which were acquired on March 29, 1995 from another independent operator, one acquired store that opened in August 1995 and a new store that opened in November 1995), higher sales in remodeled stores, and an increase in comparable store sales of approximately 1.0% for the quarter.
These factors were offset in part by lower sales in certain existing stores due to the opening and remodeling of competitors' stores located near QFC stores.
In addition, sales growth has been impacted by new and acquired stores, which have lower sales volumes, becoming a more significant part of the Company's sales, the maturing of older stores to a level where substantial sales growth is more difficult, and the Company's strategy of opening stores in certain locations that enhance the Company's competitive position and protect its market share but reduce sales in nearby existing stores. Additionally, the supermarket industry continues to be highly competitive.

    Management believes that this trend in comparable store sales will continue in the first half of 1996 and become even stronger in the second half of the year as the Company laps the dates of many of the store openings and remodelings which impacted the Company's stores in 1995. Further, modest inflation is anticipated for 1996 and the regional economy is projected to be healthier than in recent years.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)

OPERATING INCOME

    The Company's cost of sales and related occupancy expenses increased slightly from 75.3% of sales for the first quarter of 1995 to 75.4% for the first quarter of 1996 due to higher occupancy expenses resulting from the 1995 acquisitions and a $100,000 LIFO charge in 1996 compared to no charge in the first quarter of 1995. Marketing, general and administrative expenses decreased slightly from 19.1% of sales during the first quarter last year to 19.0% of sales for the first quarter of 1996, primarily due to the increase in comparable store sales and lower operating expense ratios in new and acquired stores.

    Due to the above factors, operating margins remained unchanged at 5.6% of sales for both the first quarter of 1996 and 1995.


INTEREST

    Interest income decreased to $72,000 in the first quarter of 1996, compared to $273,000 in the same period in 1995, reflecting lower cash balances due to the recapitalization completed on March 29, 1995, offset by higher interest rates in 1996 than in 1995.

    Interest expense of $2.6 million for the first quarter of 1996 reflects interest on the debt assumed (and refinanced) in the Olson's merger and debt incurred in connection with the recapitalization. Interest expense is net of approximately $177,000 of interest capitalized in connection with store construction and remodeling costs incurred during the 12 weeks ended March 23, 1996.


OTHER EXPENSE

    The Company incurred a one-time charge of $1.4 million in the first quarter of 1995 for fees paid in connection with its recapitalization. This charge is not deductible for federal income tax purposes. The remaining costs of approximately $2.9 million incurred in connection with the recapitalization were recorded as a reduction in shareholders' equity (see Note E to the financial statements).


INCOME TAXES

    The Company's effective federal income tax rate decreased from 41.9% in 1995 to 36.0% in 1996 due to the non-deductible one-time charge of $1.4 million recorded in the first quarter of 1995. The difference between the Company's effective income tax rate and the federal statutory rate for the first quarter of 1996 is primarily due to the non-deductible amortization of goodwill and certain other assets that were included in the Olson's merger.

NET EARNINGS

    The increase in sales and the decrease in the effective tax rate offset by higher interest expense, resulted in an increase in net earnings for the 12 weeks ended March 23, 1996 to $4.7 million compared with $3.8 million in the first quarter of 1995. Earnings per share were 32 cents on 14,554,000 weighted average shares outstanding, compared with 19 cents per share on 19,842,000 weighted average shares outstanding for the first quarter of 1995. Excluding the one-time charge, net earnings for 1995 would have been $5.2 million, or 26 cents per share.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal source of liquidity has been cash generated from operations. The Company's cash and cash equivalents increased $0.2 million during the 12 weeks ended March 23, 1996 to $11.1 million as cash provided by operations of $10.3 million more than offset capital expenditures of $8.5 million and the repayment of $1.0 million of long-term debt. The ratio of current assets to current liabilities at March 23, 1996 was .98 to 1, compared with 1.09 to 1 at December 30, 1995.


    The Company's expansion and remodeling and new store activities for the period from 1986 through March 23, 1996 are summarized below (dollars in thousands):


                                                                  NEW OR           SQUARE
                           MAJOR                                 ACQUIRED           FEET             CAPITAL
                         REMODELS           RE-REMODELS           STORES            ADDED          EXPENDITURES*
                         --------           -----------           ------            -----          -------------
1986                        3                   -                   1              58,000            $  3,500
1987                        2                   -                   -               8,000               5,700
1988                        5                   -                   -              16,000               7,600
1989                        2                   -                   2              85,000               9,900
1990                        1                   2                   3             107,000              16,600
1991                        2                   1                   3             127,000              25,900
1992                        5                   1                   3             137,000              26,800
1993                        3                   -                   5             173,000              43,000
1994                        2                   2                   7             239,000              28,200
1995                        5                   2                  17             609,000              89,100
1996                        1                   1                   -              27,000               8,500
                          ----                ----                ----          ---------            --------

TOTAL                      31                   9                  41           1,586,000            $264,800
                          ----                ----                ----          ---------            --------
                          ----                ----                ----          ---------            --------


    *  Includes purchase of real estate held for investment.


    1995 was the Company's most active year to date in terms of growth with an increase in square footage of 46% from the 17 stores added. The Company opened a new 41,000 square foot store in the Northgate area on March 20, 1996, which replaced a 14,000 square foot store in the same area. Construction of a 66,000 square foot store that will replace the 31,000 square foot University Village store, and the new 45,000 square foot Harvard market store are underway. Additionally, several store remodels and re-remodels are underway or on the drawing table. The Company has secured a number of other sites that are still in the entitlement process or subject to other contingencies and is actively pursuing other new store locations and acquisition opportunities.

    The Company owns the real estate at five of its 62 store facilities in operation. The Company owns the strip shopping centers where three of these stores are located; however, the real estate operations of these centers are currently insignificant to the company's results of operations. Another shopping center owned by the Company was sold during the first quarter of 1995 and the others are for sale, however, the Company plans to retain ownership of its store buildings and pads. The remaining stores are leased under long-term operating leases.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)


    Capital expenditures, which include the purchase of land, fixtures, equipment and leasehold improvements, as well as the purchase of leasehold interests, other property rights, goodwill and covenants not to compete, are projected to be approximately $30.0 million in 1996 based on the Company's announced plans, and to remain substantial in subsequent years as the Company continues to expand and remodel existing stores and acquire and open new stores.

    The Company paid a cash dividend of $.05 per share in February 1995. The payment of dividends has been discontinued because the credit facility described below restricts payment of dividends prior to 1997.

    The $220.0 million credit facility entered into in connection with the recapitalization discussed in Note E to the financial statements consists of a term loan of $140.0 million and revolving credit loans of up to $80.0 million. Principal repayments of the term loan are due in quarterly installments from March 1997 through September 2001. The revolving loans are available for general corporate purposes and any outstanding amounts would become due in September 2001. At the Company's option, the interest rate per annum applicable to the credit facility is either (1) the greater of the bank agent's reference rate or .5% above the federal funds rate or (2) IBOR plus a margin of 1.25% initially, with margin reductions if the Company meets specified financial ratios. The credit facility contains a number of significant covenants that, among other things, restrict the ability of the Company to incur additional indebtedness or incur liens on its assets, in each case subject to specified exceptions, impose specified financial tests as a precondition to the Company's acquisition of other businesses, prohibit the Company from making certain restricted payments (including dividends) and restrict the Company from making share repurchases above certain amounts before January 1, 1997 and, subject to specified financial tests, restrict its ability to make such payments and repurchases thereafter. In addition, the Company is required to comply with specified financial ratios and tests, including a maximum debt to cash flow ratio, minimum ratios of cash flow to fixed charges, a minimum accounts payable to inventory ratio and a minimum net worth test. The credit facility is secured by a lien on all of the Company's receivables and intangible assets. The Company had $163.5 million of borrowings under the facility, with an interest rate of 1.25% over IBOR, or 6.57%, at March 23, 1996. The Company is currently in compliance with all financial covenants contained in the credit facility.

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

    Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," was recently issued and is effective for the Company's fiscal year ending December 28, 1996. The Company, as allowed, intends to continue to measure stock-based compensation using its current method of accounting prescribed by Accounting Principle Board (APB) Opinion No. 25.
The Company will be required to disclose certain additional information related to its stock options and Employee Stock Purchase Plan; however, management believes the impact to the financial statements, taken as a whole, will not be material.

INFLATION

    The Company's sales for the first quarter of 1996 reflect no food price inflation or deflation, while sales for the first quarter of 1995 reflect food price deflation of approximately 1%.

FORWARD LOOKING INFORMATION

    The above discussion contains forward-looking statements that involve a number of risks and uncertainties. There are certain important factors that could cause results to differ materially from those anticipated by such statements. These include, but are not limited to, the competitive environment in the supermarket industry generally and specifically in the Company's market areas, economic conditions, inflation, cost changes and changes in the Company's expansion plans.

                             PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

    No material legal proceedings were commenced during the quarter.



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



                                       QUALITY FOOD CENTERS, INC.
                                             (Registrant)





Date:  May 6, 1996                     /s/ Stuart M. Sloan
                                       -----------------------------
                                           Stuart M. Sloan
                                           Chairman
                                           Chief Executive Officer




Date:  May 6, 1996                     /s/ Marc W. Evanger
                                       -----------------------------
                                           Marc W. Evanger
                                           Vice President
                                           Chief Financial Officer

                                    EXHIBIT INDEX





EXHIBIT NUMBER               EXHIBIT
- --------------               -------

    11.0           Statement regarding computation
                     of per share earnings

    27.0           Financial Data Schedule