Form 10-Q
period 1996-06-15
QUALITY FOOD CENTERS INC
filed 1996-07-29
CIK 804333

                                    United States
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                      FORM 10-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended  FOR THE 12 WEEKS ENDED JUNE 15, 1996

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    ---------------------

Commission file number:   0-15590
                         -------


                            QUALITY  FOOD  CENTERS,  INC.
                            -----------------------------
                (Exact name of registrant as specified in its charter)

         WASHINGTON                                           91-1330075
- ----------------------------                               -------------------
(State or other jurisdiction                               (I.R.S. Employer
    of incorporation or                                    Identification No.)
       organization)

  10112 N.E. 10TH STREET, BELLEVUE, WASHINGTON                  98004
- ------------------------------------------------              ----------
    (Address of principal executive offices)                  (Zip Code)

                                   (206)  455-3761
                                   ---------------
                 (Registrant's telephone number, including area code)
                                   Not Applicable.
                                   ---------------
                 (Former name, former address and former fiscal year,
                            if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes   X     No
                                                              -----       -----

    Number of shares of Registrant's common stock, $.001 par value,
    outstanding at July 19, 1996:     14,577,252

                            PART I.  FINANCIAL INFORMATION


                              QUALITY FOOD CENTERS, INC.
                                STATEMENTS OF EARNINGS
                                     (unaudited)
                        (in thousands, except per share data)


- ----------------------------------------------------------------------------------------------------------
                                                      Twelve Weeks Ended            24 Weeks Ended
                                                    June 15,       June 17,       June 15,       June 17,
                                                      1996           1995           1996           1995
- ----------------------------------------------------------------------------------------------------------
Sales                                             $ 184,397      $ 175,539      $ 361,024      $ 314,477
Cost of sales and related occupancy expenses        138,221        131,659        271,534        236,316
Marketing, general and administrative expenses       34,522         32,809         68,008         59,380
- ----------------------------------------------------------------------------------------------------------

OPERATING INCOME                                     11,654         11,071         21,482         18,781
Interest income                                         112             76            184            350
Interest expense                                     (2,165)        (2,875)        (4,753)        (2,947)
Other expense                                             -              -              -         (1,400)
- ----------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                          9,601          8,272         16,913         14,784
Taxes on income
     Current                                          3,002          2,455          5,225          4,787
     Deferred                                           432            540            838            940
- ----------------------------------------------------------------------------------------------------------

Total taxes on income                                 3,434          2,995          6,063          5,727
- ----------------------------------------------------------------------------------------------------------

NET EARNINGS                                      $   6,167      $   5,277      $  10,850      $   9,057
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE                                $     .42      $     .36      $     .74      $     .52
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                  14,798         14,821         14,686         17,333
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
Dividends per common share                        $       -      $       -      $       -      $     .05
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------


                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                                    BALANCE SHEETS
                                (dollars in thousands)

- --------------------------------------------------------------------------------
                                                 June 15,       December 30,
                                                   1996             1995
- --------------------------------------------------------------------------------
                                               (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                       $   8,727        $  10,933
Accounts receivable                                 8,887            9,031
Inventories                                        34,843           36,706
Prepaid expenses                                    6,526            5,524
- --------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                               58,983           62,194
PROPERTIES
Land                                                8,576            8,576
Buildings, fixtures and equipment                 137,657          132,594
Leasehold improvements                             41,633           38,767
Construction in progress                           21,765           15,954
- --------------------------------------------------------------------------------
                                                  209,631          195,891
Accumulated depreciation and amortization         (56,256)         (48,810)
- --------------------------------------------------------------------------------
                                                  153,375          147,081
LEASEHOLD INTEREST, net of accumulated
     amortization of $10,326 and $9,535            30,463           27,954
Real estate held for investment                     5,837            5,622
GOODWILL, net of accumulated
     amortization of $1,503 and $1,009             34,105           34,599
OTHER ASSETS                                        5,821            5,428
- --------------------------------------------------------------------------------
                                                $ 288,584        $ 282,878
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                $  36,577        $  34,173
Accrued payroll and related benefits               12,340           12,556
Accrued business and sales taxes                    5,047            5,037
Other accrued expenses                              4,969            4,720
Federal income taxes payable                          520              405
Current portion of long-term debt                  12,600              -
- --------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                          72,053           56,891
DEFERRED INCOME TAXES                              11,614            9,992
OTHER LIABILITIES                                   6,128            6,127
LONG-TERM DEBT                                    140,400          164,500
SHAREHOLDERS' EQUITY
Common stock, at stated value - authorized
     60,000,000 shares, issued and outstanding
     14,567,000 shares and 14,432,000 shares       31,103           28,932
Retained earnings                                  27,286           16,436

- --------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                         58,389           45,368
- --------------------------------------------------------------------------------
                                                $ 288,584        $ 282,878
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                          STATEMENT OF SHAREHOLDERS' EQUITY
                        TWENTY-FOUR WEEKS ENDED JUNE 15, 1996
                                     (unaudited)
                                    (in thousands)


- --------------------------------------------------------------------------------
                               COMMON STOCK           Retained
                          ---------------------
                          Shares         Amount       Earnings          Total
- --------------------------------------------------------------------------------
BALANCE AT
  DECEMBER 30, 1995       14,432      $  28,932      $  16,436      $  45,368

NET EARNINGS                   -              -         10,850         10,850

COMMON STOCK ISSUED          135          2,171              -          2,171
- --------------------------------------------------------------------------------
BALANCE AT
  JUNE 15, 1996           14,567      $  31,103      $  27,286      $  58,389
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

                              QUALITY FOOD CENTERS, INC.
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                (dollars in thousands)


- --------------------------------------------------------------------------------
                                                   Twenty-Four Weeks Ended
                                                   June 15,       June 17,
                                                     1996           1995
- --------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                     $   10,850    $     9,057
Adjustments to reconcile net earnings to net
     cash provided by operating activities:
Depreciation and amortization of properties           7,437          5,568
Amortization of leasehold interest and other          1,691          1,126
Amortization of debt issuance costs                      85             43
Deferred income taxes                                   838            940
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable                                     144          1,691
Inventories                                           1,863           (777)
Prepaid expenses                                     (1,087)        (3,749)
Accounts payable                                      2,404         (5,050)
Accrued payroll and related benefits                   (217)          (209)
Accrued business and sales taxes                         10            676
Other accrued expenses                                  250            459
Federal income taxes payable                            899          1,565
- --------------------------------------------------------------------------------
Net Cash Provided by Operating Activities            25,167         11,340
- --------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures, net                           (17,040)       (13,596)
Cash portion of Olson's merger                          -          (17,815)
Increase in real estate held for investment            (215)           (57)
Other                                                  (789)          (180)
Proceeds from sale of real estate                       -            1,340
- --------------------------------------------------------------------------------
Net Cash Used by Investing Activities               (18,044)       (30,308)
- --------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                2,171         26,978
Common stock repurchased                                -         (177,850)
Proceeds from (repayments of) long-term debt        (11,500)       143,100
Cash dividend paid                                      -             (974)
- --------------------------------------------------------------------------------
Net Cash Used by Financing Activities                (9,329)        (8,746)
- --------------------------------------------------------------------------------
NET DECREASE IN
     CASH AND CASH EQUIVALENTS                       (2,206)       (27,714)

CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                          10,933         35,163
- --------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                           $     8,727   $      7,449
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                            NOTES TO FINANCIAL STATEMENTS
               TWENTY-FOUR WEEKS ENDED JUNE 15, 1996 AND JUNE 17, 1995
                                     (unaudited)

NOTE A - NATURE OF OPERATIONS

    Quality Food Centers, Inc.(QFC) is the second largest supermarket chain in the Seattle/Puget Sound region of Washington State, and the largest independent chain. The Company has been in operation since 1954 and currently operates 62 stores and employs over 4,200 people.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Financial Statement Preparation - The financial statements as of and for the twelve and twenty-four weeks ended June 15, 1996 and June 17, 1995 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented.

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

Earnings Per Share - Earnings per share are based upon the weighted average number of common shares and common share equivalents outstanding during the period.


NOTE C - SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for income taxes and interest expense for the twenty-four weeks ended June 15, 1996 and June 17, 1995 was as follows (in thousands):

                                                      Twenty-Four  Weeks Ended
                                                         June 15,    June 17,
                                                           1996        1995
- --------------------------------------------------------------------------------
Income taxes                                          $    4,325     $    3,392
Interest (net of $567  of interest capitalized)            4,278            -
- --------------------------------------------------------------------------------

                              QUALITY FOOD CENTERS, INC.
                            NOTES TO FINANCIAL STATEMENTS
               TWENTY-FOUR WEEKS ENDED JUNE 15, 1996 AND JUNE 17, 1995
                                     (unaudited)


NOTE C - continued

    During the first quarter of 1995, the Company acquired all of the outstanding shares of Olson's Food Stores, Inc. in a merger transaction for $60.1 million (Note D). In connection with the merger, liabilities assumed were as follows (in thousands):

                   Fair value of assets acquired      $  69,246
                   Cash paid                            (18,000)
                   Long-term debt assumed               (24,000)
                   Common stock issued                  (18,070)
                                                      ---------
                   Current liabilities assumed        $   9,176
                                                      ---------
                                                      ---------

    During the first quarter of 1995, the Company recorded $4.0 million as an increase in goodwill and deferred income taxes to record deferred income taxes arising from the Olson's merger. Further, as part of the merger agreement, the Company agreed to remit the benefits, if any, of Olson's net operating loss carryforwards totaling approximately $12.0 million and certain other tax credit carryforwards totaling approximately $1.2 million to the former shareholders of Olson's when utilized. Accordingly, a deferred tax asset and corresponding liability of $5.4 million were recorded to reflect amounts due the former shareholders of Olson's when tax loss and tax credit carryforwards are utilized by the Company. The Company utilized $784,000 of the tax asset during the 12 weeks ended June 15, 1996 and $653,000 of the tax asset during the 12 weeks ended June 17, 1995.


NOTE D - OLSON'S MERGER

    On March 2, 1995 the principal operations of Olson's Food Stores, Inc. were merged into the Company, including assets and liabilities related to 12 of its grocery stores and its interest in certain grocery stores in various stages of development, and its rights to several other future sites. The merger was effected through an acquisition of 100% of the outstanding voting securities of Olson's for $18.0 million cash, 752,941 shares of the Company's common stock, which as of March 2, 1995 had a value of $18.1 million, and the assumption by the Company of approximately $24.0 million of indebtedness of Olson's. The merger has been accounted for under the "purchase" method of accounting.

    Goodwill of $32.4 million is being amortized over a period of 35 years. Because the merger was a statutory merger, the Company has a carryover tax basis and amortization of the excess of the book value over the tax basis of the assets included in the merger is not deductible for federal income tax purposes.

    Following is a summary of the assets and liabilities recorded as a result of the Olson's merger (in thousands):

                   Cash                                    $    182
                   Inventories                                8,541
                   Other current assets                         453
                                                           --------
                        Total current assets                  9,176

                   Property plant and equipment (net)        18,087
                   Leasehold interest                        12,829
                   Goodwill                                  32,367
                   Other assets                               7,487
                   Current liabilities                       (9,176)
                   Deferred income taxes                     (4,000)
                   Other liabilities                         (6,700)
                                                           --------
                                                           $ 60,070
                                                           --------
                                                           --------

                              QUALITY FOOD CENTERS, INC.
                            NOTES TO FINANCIAL STATEMENTS
               TWENTY-FOUR WEEKS ENDED JUNE 15, 1996 AND JUNE 17, 1995
                                     (unaudited)

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

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


TWELVE AND TWENTY-FOUR WEEKS ENDED JUNE 15, 1996 COMPARED TO THE TWELVE AND TWENTY-FOUR WEEKS ENDED JUNE 17, 1995

    The table below sets forth items in the Company's statements of earnings as a percentage of sales:

                                          12 Weeks Ended      24 Weeks Ended
                                         ------------------  ------------------
                                         June 15,  June 17,  June 15,  June 17,
                                          1996      1995      1996      1995
                                            %         %         %         %
                                         --------  --------  --------  --------

    Sales                                  100.0%    100.0%    100.0%    100.0%
    Cost of sales & related
    occupancy expenses                      75.0      75.0      75.2      75.1
    Marketing, general &
    administrative expenses                 18.7      18.7      18.9      18.9
                                         --------  --------  --------  --------
    Operating income                         6.3       6.3       5.9       6.0
    Interest income                           .1        .1        .1        .1
    Interest expense                        (1.2)     (1.7)     (1.3)     (1.0)
    Other expense                              -         -         -       (.4)
                                        --------  --------  --------  --------
    Earnings before income taxes             5.2       4.7       4.7       4.7
    Taxes on income                         (1.9)     (1.7)     (1.7)     (1.8)
                                        --------  --------  --------  --------
    Net earnings                             3.3%      3.0%      3.0%      2.9%
                                        --------  --------  --------  --------
                                        --------  --------  --------  --------


SALES

    Sales for the 12 weeks ended June 15, 1996 increased approximately $8.9 million, or 5.0%, compared with the same period in 1995. This increase reflects the addition of two new stores since June 17, 1995, higher sales in remodeled stores and an increase in same store sales of approximately 1.7% with no inflation in retail food prices.

    Sales for the 24 weeks ended June 15, 1996 increased approximately $46.5 million, or 14.8%, compared with the same period in 1995. The increase for the 24 weeks reflects the addition of 17 stores (12 of which were acquired from Olson's on March 2, 1995, 3 of which were acquired on March 29, 1995 from another independent operator, one acquired store that opened in August 1995 and a new store that opened in November 1995), higher sales in remodeled stores, and an increase in same store sales of approximately 1.4% with no food price
inflation.   These factors were offset in part by lower sales in certain existing stores due to the opening and remodeling of competitors' stores located near QFC stores. In addition, sales growth has been impacted by new and acquired stores, which have lower sales volumes, becoming a more significant part of the Company's sales, the maturing of older stores to a level where substantial sales growth is more difficult, and the Company's strategy of opening stores in certain locations that enhance the Company's competitive position and protect its market share but reduce sales in nearby existing stores. Additionally, the supermarket industry continues to be highly competitive.

    Management believes that this trend in same store sales will continue in the second half of the year as the Company laps the dates of many of the store openings and remodelings which impacted the Company's stores in 1995. Further, modest inflation is anticipated for 1996 and the regional economy is projected to be healthier than in recent years.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)

OPERATING INCOME

    Operating income increased 5% for the 12 weeks ended June 15, 1996 as compared to the same period in 1995, reflecting the 5% increase in sales and flat operating margins of 6.3% as discussed below. Operating income increased 14% for the 24 weeks ended June 15, 1996 as compared to the same period in 1995, reflecting the 14.8% increase in sales offset by a slight decrease in operating margins to 5.9% of sales from 6.0% of sales in 1995 as discussed below.

    The Company's cost of sales and related occupancy expenses for the 12 weeks ended June 15, 1996, remained unchanged as a percent of sales at 75.0% and increased slightly to 75.2% of sales for the 24 weeks ended June 15, 1996 compared to 75.1% in the same period in 1995. The slight increase in the 24 weeks ended June 15, 1996 is due to higher occupancy expenses resulting from the 1995 acquisitions and new stores and a $165,000 LIFO charge in 1996 compared to no charge in 1995. Marketing, general and administrative expenses remained unchanged at 18.7% of sales for the 12 weeks ended June 15, 1996 and 18.9% for the 24 weeks ended June 15, 1996 as compared to the same periods in 1995, due to the Company's continued focus on expense controls.

INTEREST INCOME

    Interest income increased $36,000 for the 12 weeks ended June 15, 1996 compared to the same period in 1995 as the Company's increased cash flows from operations resulted in increased cash balances during the 12 weeks ended June 15, 1996 as compared to the same period in 1995.

    Interest income decreased by $166,000 for the 24 weeks ended June 15, 1996 compared to the same period in 1995, reflecting lower average cash balances due to the recapitalization completed on March 29, 1995, offset by higher interest rates in 1996 than in 1995.

INTEREST EXPENSE

    Interest expense reflects interest on the debt assumed (and refinanced) in the March 2, 1995 Olson's merger and debt incurred in connection with the recapitalization completed on March 25, 1995. Interest expense is reported net of interest capitalized in connection with store construction and remodeling costs.

    Interest expense decreased $0.7 million to $2.2 million (net of $0.4 million of capitalized interest) for the 12 weeks ended June 15, 1996 compared to the same period in 1995 as the Company's increased cash flows from operations enabled it to reduce its average outstanding debt during the 12 weeks ended June 15, 1996 as compared to the same period in 1995, coupled with lower borrowing rates in 1996 than in 1995.

    Interest expense increased $1.8 million to $4.8 million (net of $0.6 million of capitalized interest) for the 24 weeks ended June 15, 1996 compared to the same period in 1995 as all 24 weeks in 1996 reflect interest associated with the Company's debt incurred in March 1995 as compared to only 11 weeks in the same period in the prior year.

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

INCOME TAXES

    The Company's effective federal income tax rate decreased to 35.8% for the 12 and 24 week periods ended June 15, 1996 as compared to 36.2% for the 12 weeks ended June 17, 1995 and 38.7% during the 24 weeks ended June 17, 1995 due to the non-deductible one-time charge of $1.4 million recorded in the first quarter of 1995. The difference between the Company's effective income tax rate and the federal statutory rate for 1996 is primarily due to the non-deductible amortization of goodwill and certain other assets that were included in the Olson's merger.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)

NET EARNINGS

    The 5% increase in operating income for the 12 weeks ended June 15, 1996 combined with a reduction in interest expense and a lower effective tax rate than the same period in 1995, resulted in a 16.9% increase in net earnings to $6.2 million compared to $5.3 million in the same period in 1995. Earnings per share increased to 42 cents per share on 14,798,000 weighted average shares outstanding, compared to 36 cents per share on 14,821,000 weighted average shares outstanding in the same period in 1995.

    The 14% increase in operating income, the $1.4 million decrease in other expense and the decrease in the effective tax rate offset by higher interest expense, resulted in a 19.8% increase in net earnings for the 24 weeks ended June 15, 1996 to $10.9 million compared with $9.1 million for the same period in 1995. Earnings per share were 74 cents per share on 14,686,000 weighted average shares outstanding, compared with 52 cents per share on 17,333,000 weighted average shares outstanding for 1995. Excluding the one-time charge of $1.4 million in other expense, net earnings for 1995 would have been $10.5 million, or 60 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal source of liquidity has been cash generated from operations. The Company's cash and cash equivalents decreased $2.2 million during the 24 weeks ended June 15, 1996 to $8.7 million as cash provided by operations of $25.2 million was more than offset by capital expenditures of $17.3 million and the repayment of $11.5 million of long-term debt. The ratio of current assets to current liabilities at June 15, 1996 decreased to .82 to 1, compared with 1.09 to 1 at December 30, 1995, due primarily to $12.6 million of the Company's long term debt being classified as a current liability at June 15, 1996, while none of the long-term debt was repayable within 12 months as of December 30, 1995. The Company believes it can service these debt payments with cash generated from operations or through usage of a portion of the $67.0 million of borrowings available at June 15, 1996 in the Company's credit facility (discussed below).

    The Company's expansion and remodeling and new store activities for the period from 1986 through June 15, 1996 are summarized below (dollars in thousands):

                                        NEW OR      SQUARE
          MAJOR                        ACQUIRED      FEET         CAPITAL
         REMODELS      RE-REMODELS      STORES       ADDED     EXPENDITURES*
         --------      -----------      ------       -----     ------------

1986         3              -              1         58,000     $    3,500
1987         2              -              -          8,000          5,700
1988         5              -              -         16,000          7,600
1989         2              -              2         85,000          9,900
1990         1              2              3        107,000         16,600
1991         2              1              3        127,000         25,900
1992         5              1              3        137,000         26,800
1993         3              -              5        173,000         43,000
1994         2              2              7        239,000         28,200
1995         5              2             17        609,000         89,100
1996         1              3              -         27,000         17,300
            --             --             --      ---------      ---------

TOTAL       31             11             41      1,586,000       $273,600
            --             --             --      ---------      ---------
            --             --             --      ---------      ---------

      *  Includes purchase of real estate held for investment.

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

    The Company owns the real estate at five of its 62 store facilities in operation. The Company owns the strip shopping centers where three of these stores are located; however, the real estate operations of these centers are currently insignificant to the Company's results of operations. Another shopping center owned by the Company was sold during the first quarter of 1995 and the others are for sale; however, the Company plans to retain ownership of its store buildings and pads. The remaining stores are leased under long-term operating leases.

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

    The $220.0 million credit facility entered into in connection with the recapitalization discussed in Note E to the financial statements consists of a term loan of $140.0 million and revolving credit loans of up to $80.0 million. Principal repayments of the term loan are due in quarterly installments from March 1997 through September 2001. The revolving loans are available for general corporate purposes and any outstanding amounts would become due in September 2001. At the Company's option, the interest rate per annum applicable to the credit facility is either (1) the greater of the bank agent's reference rate or .5% above the federal funds rate or (2) IBOR plus a margin of 1.25% initially, with margin reductions if the Company meets specified financial ratios. The credit facility contains a number of significant covenants that, among other things, restrict the ability of the Company to incur additional indebtedness or incur liens on its assets, in each case subject to specified exceptions, impose specified financial tests as a precondition to the Company's acquisition of other businesses, prohibit the Company from making certain restricted payments (including dividends) and restrict the Company from making share repurchases above certain amounts before January 1, 1997 and, subject to specified financial tests, restrict its ability to make such payments and repurchases thereafter. In addition, the Company is required to comply with specified financial ratios and tests, including a maximum debt to cash flow ratio, minimum ratios of cash flow to fixed charges, a minimum accounts payable to inventory ratio and a minimum net worth test. The credit facility is secured by a lien on all of the Company's receivables and intangible assets. The Company had $153.0 million of borrowings under the facility, with an interest rate of 1.25% over IBOR, or 6.63%, at June 15, 1996. The Company is currently in compliance with all financial covenants contained in the credit facility.

    The amount of the credit facility is significantly higher than the Company's planned current financing needs, which will help to accommodate other future growth opportunities. While the Company believes the credit facility and existing cash and cash generated from operations will be adequate to fund planned expansion, the Company believes it can readily obtain additional capital, if needed for additional growth opportunities, through other institutional financing or further issuance of debt or equity securities.

ACCOUNTING PRONOUNCEMENTS

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

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)


INFLATION

    The Company's sales for the 12 and 24 weeks ended June 15, 1996 reflect no food price inflation or deflation, while sales for the same periods in 1995 reflect food price deflation of approximately 1%.


FORWARD LOOKING INFORMATION

    The above discussion contains forward-looking statements that involve a number of risks and uncertainties. There are certain important factors that could cause results to differ materially from those anticipated by such statements. These include, but are not limited to, the competitive environment in the supermarket industry generally and specifically in the Company's market areas, economic conditions, inflation, cost changes, and changes in the Company's expansion plans.

                             PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

    No material legal proceedings were commenced during the quarter.



ITEM 2.  CHANGES IN SECURITIES

    Not applicable.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


A. The Annual Meeting of Shareholders of Quality Food Centers, Inc. was held on April 30, 1996.

B. Dan Kourkoumelis, Sheli Z. Rosenberg and Ronald A. Weinstein were elected as Class III directors to serve terms of three years. The board is comprised of those elected this year and the following directors completing their terms: John W. Creighton, Jr., Fred B. McLaren, and Samuel Zell, Class I directors whose terms expire in one year and Maurice F. Olson and Stuart M. Sloan, Class II directors whose terms expire in two years.

C.  The following matters were voted upon at the meeting:

    1.   For the election of directors:

                                  FOR            WITHHELD
                                  ---            --------
    Class III Directors:
    Dan Kourkoumelis           13,140,791        180,247
    Sheli Z. Rosenberg         13,138,532        182,506
    Ronald A. Weinstein        13,138,807        182,231


    2. Proposal to amend the Company's 1987 Incentive Stock Option Plan to reserve an additional 200,000 shares of the Company's common stock for issuance upon the exercise of options granted under the plan.

                                                      BROKER
                  FOR        AGAINST     ABSTAIN     NON-VOTE
                  ---        -------     -------     --------
              12,233,268     903,784      37,251      146,735

                             PART II.  OTHER INFORMATION
                                     (continued)



    3. Proposal to amend the Company's 1990 Employee Stock Purchase Plan to reserve an additional 300,000 shares of the Company's common stock for issuance upon purchase of shares under the plan and to increase the number of shares of common stock issuable in any given payment period to 150,000.

                                                       BROKER
                  FOR        AGAINST     ABSTAIN      NON-VOTE
                  ---        -------     -------      --------
              12,992,558     147,886      33,859      146,735


    4. Ratification of selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 28, 1996.

                                                       BROKER
                  FOR        AGAINST     ABSTAIN      NON-VOTE
                  ---        -------     -------      --------
              13,297,279      10,459      13,300        - 0 -




ITEM 5.  OTHER INFORMATION

    On June 3, 1996 the Company announced the appointment of Marc Rapaport to its board of directors, replacing Fred McLaren who has resigned..




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



                                  QUALITY FOOD CENTERS, INC.
                                          (Registrant)





Date: July 19, 1996               /s/ STUART M. SLOAN
                                  -----------------------------
                                      Stuart M. Sloan
                                      Chairman
                                      Chief Executive Officer




Date:  July 19, 1996              /s/ MARC W. EVANGER
                                  -----------------------------
                                      Marc W. Evanger
                                      Vice President
                                      Chief Financial Officer

                                     EXHIBIT INDEX





EXHIBIT NUMBER     EXHIBIT
- --------------     -------
    11.0           Statement regarding computation
                    of per share earnings

    27.0           Financial Data Schedule