Form 10-Q
period 1996-09-07
QUALITY FOOD CENTERS INC
filed 1996-10-22
CIK 804333

                                    United States

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended For the 12 Weeks Ended September 7, 1996
                               ----------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________

Commission file number:  0-15590
                         -------

                              QUALITY FOOD CENTERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Washington                              91-1330075
  -------------------------------------  -------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


    10112 N.E. 10th Street Bellevue, Washington          98004
    -------------------------------------------        ---------
    (Address of principal executive offices)          (Zip Code)

                                    (206) 455-3761
                                    --------------

                 (Registrant's telephone number, including area code)

                                    Not applicable
--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes /x/   No / /

Number of shares of Registrant's common stock, $.001 par value, outstanding at
October 16, 1996   14,588,807.

                            PART I. FINANCIAL INFORMATION

                              QUALITY FOOD CENTERS, INC.
                                STATEMENT OF EARNINGS
                                     (unaudited)
                        (in thousands, except per share data)



-------------------------------------------------------------------------------------------------------------------
                                                          Twelve Weeks Ended             36 Weeks Ended
                                                      September 7,   September 9,   September 7,   September 9,
                                                         1996           1995           1996           1995
-------------------------------------------------------------------------------------------------------------------
Sales                                                   $186,142       $176,058       $547,166       $490,534
Cost of sales and related occupancy expenses             139,015        132,862        410,549        369,177
Marketing, general and administrative expenses            35,842         33,097        103,850         92,476
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                          11,285         10,099         32,767         28,881
Interest income                                              117             76            301            426
Interest expense                                          (2,148)        (2,938)        (6,901)        (5,885)
Other expense                                                -              -              -           (1,400)
-------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                               9,254          7,237         26,167         22,022
Taxes on income
  Current                                                  3,188          2,555          8,413          7,343
  Deferred                                                   121             70            959          1,010
-------------------------------------------------------------------------------------------------------------------

Total taxes on income                                      3,309          2,625          9,372          8,353
-------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                            $  5,945       $  4,612       $ 16,795       $ 13,669
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE                                      $    .40       $   0.32       $   1.14       $    .83
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                       14,893         14,553         14,766         16,401
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Dividends per common share                              $    -         $    -         $    -         $   0.05
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------



                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                                    BALANCE SHEETS
                                (dollars in thousands)

---------------------------------------------------------------------------

                                                 September 7,    December 30,
                                                     1996            1995
---------------------------------------------------------------------------
                                                   (unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents                         $  11,570      $  10,933
Accounts receivable                                   9,655          9,031
Inventories                                          35,670         36,706
Prepaid expenses                                      6,442          5,524
---------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                 63,337         62,194
PROPERTIES
Land                                                 15,025          8,576
Building, fixtures and equipment                    152,331        132,594
Leasehold improvements                               43,084         38,767
Construction in progress                              6,927         15,954
---------------------------------------------------------------------------
                                                    217,367        195,891
Accumulated depreciation and amortization           (59,878)       (48,810)
---------------------------------------------------------------------------
                                                    157,489        147,081

LEASEHOLD INTEREST, net of accumulated
  amortization of $10,719 and $9,535                 27,382         27,954
Real estate held for investment                       5,888          5,622
GOODWILL, net of accumulated
  amortization of $1,751 and $1,009                  33,857         34,599
OTHER ASSETS                                          5,657          5,428
---------------------------------------------------------------------------

                                                  $ 293,610      $ 282,878
---------------------------------------------------------------------------
---------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                  $  33,414      $  34,173
Accrued payroll and related benefits                 13,041         12,556
Accrued business and sales taxes                      5,260          5,037
Other accrued expenses                                5,916          4,720
Federal income taxes payable                          3,709            405
Current portion of long-term debt                    18,900            -
---------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                            80,240         56,891
DEFERRED INCOME TAXES                                11,735          9,992
OTHER LIABILITIES                                     6,128          6,127
LONG-TERM DEBT                                      131,100        164,500
SHAREHOLDERS' EQUITY
Common stock at stated value - authorized
  60,000,000 shares, issued and outstanding
  14,579,000 shares and 14,432,000 shares            31,176         28,932
Retained earnings                                    33,231         16,436
---------------------------------------------------------------------------


TOTAL SHAREHOLDERS' EQUITY                           64,407         45,368
---------------------------------------------------------------------------
                                                  $ 293,610      $ 282,878
---------------------------------------------------------------------------
---------------------------------------------------------------------------


                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                          STATEMENT OF SHAREHOLDERS' EQUITY
                       THIRTY-SIX WEEKS ENDED SEPTEMBER 7, 1996
                                     (unaudited)

                                    (in thousands)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  Common Stock
                            -----------------------     Retained
                              Shares       Amount       Earnings           Total
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE AT
   DECEMBER 30, 1995         14,432      $ 28,932      $ 16,436       $ 45,368

NET EARNINGS                     -             -         16,795         16,795

COMMON STOCK ISSUED             147         2,244            -           2,244
--------------------------------------------------------------------------------

BALANCE AT
   SEPTEMBER 7, 1996         14,579      $ 31,176      $ 33,231       $ 64,407
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------








                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                (dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Thirty-Six Weeks Ended
                                                                                          September 7,              September 9,
                                                                                              1996                      1995
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES                                                                      $  16,795                $  13,669
Net earnings
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
Depreciation and amortization of properties                                                  11,063                    8,641
Amortization of leasehold interest and other                                                  2,526                    2,074
Amortization of debt issuance costs                                                             128                       86
Deferred income taxes                                                                           959                    1,010
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable                                                                            (624)                  (1,202)
Inventories                                                                                   1,036                   (1,280)
Prepaid expenses                                                                             (1,046)                  (3,224)
Accounts payable                                                                               (759)                  (7,250)
Accrued payroll and related benefits                                                            485                    1,778
Accrued business and sales taxes                                                                223                      935
Other accrued expenses                                                                        1,196                    1,319
Federal income taxes payable                                                                  4,088                    4,121
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Operating Activities                                                    36,070                   20,677
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures, net                                                                   (25,000)                 (20,780)
Cash portion of Olson's merger                                                                   -                   (17,815)
Other                                                                                          (827)                    (653)
Proceeds from sale of real estate                                                             2,650                    1,340
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Used by Investing Activities                                                       (23,177)                 (37,908)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                        2,244                   27,045
Common stock repurchased                                                                         -                  (177,850)
Net proceeds under revolving credit facility                                                     -                     4,000
Proceeds from (repayments of) long-term debt                                                (14,500)                 140,000
Cash dividend paid                                                                               -                      (974)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Used by Financing Activities                                                       (12,256)                  (7,779)
------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                                                    637                  (25,010)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                    10,933                   35,163
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                      $   11,570                $  10,153
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                            NOTES TO FINANCIAL STATEMENTS
            THIRTY-SIX WEEKS ENDED SEPTEMBER 7, 1996 AND SEPTEMBER 9, 1995
                                     (unaudited)



NOTE A - NATURE OF OPERATIONS


    Quality Food Centers, Inc. ("QFC") is the second largest supermarket chain in the Seattle/Puget Sound region of Washington State, and the largest independent chain. The Company has been in operation since 1954 and currently operates 62 stores and employs over 4,200 people.



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Financial Statement Preparation - The financial statements as of and for the twelve and thirty-six weeks ended September 7, 1996 and September 9, 1995 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the periods presented.

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

    Complying with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Accrual results could differ from the estimates.

    Certain prior years' balances have been reclassified to conform to classifications used in the current year.

Fiscal Periods - The Company's fiscal year ends on the last Saturday in December, and its reporting quarters consist of three 12-weeks quarters and a 16-week fourth quarter.

Earnings Per Share - Earnings per share are based upon the weighted average number of common shares and common share equivalents outstanding during the period.



NOTE C - SUPPLEMENTAL CASH FLOW INFORMATION


    Cash paid for income taxes and interest expense for the thirty-six weeks ended September 7, 1996 and September 9, 1995 was as follows (in thousands):


                                                    Thirty-Six Weeks Ended
                                                September 7,      September 9,
                                                   1996               1995

--------------------------------------------------------------------------------
Income taxes                                    $ 4,325           $ 3,392

Interest (net of interest capitalized
  of $943 and $68, respectively)                  6,602             5,422
--------------------------------------------------------------------------------

                              QUALITY FOOD CENTERS, INC.
                            NOTES TO FINANCIAL STATEMENTS
            THIRTY-SIX WEEKS ENDED SEPTEMBER 7, 1996 AND SEPTEMBER 9, 1995
                                     (unaudited)



NOTE C - continued


     During the first quarter of 1995, the Company acquired all of the outstanding shares of Olson's Food Stores, Inc. in a merger transaction for $60.1 million (Note D). In connection with the merger, consideration provided was as follows (in thousands):


                    Fair value of assets acquired        $ 69,246
                    Cash paid                             (18,000)
                    Long-term debt assumed                (24,000)
                    Common stock issued                   (18,070)
                                                         --------

                    Current liabilities assumed          $  9,176
                                                         --------
                                                         --------
     During the first quarter of 1995, the Company recorded $4.0 million as an increase in goodwill and deferred income taxes to record deferred income taxes arising from the Olson's merger. Further, as part of the merger agreement, the Company agreed to remit the benefits, if any, of Olson's net operating lose carryforwards totaling approximately $12.0 million and certain other tax credit carryforwards totally approximately $1.2 million to the former shareholders of Olson's when utilized. Accordingly, a deferred tax asset and corresponding liability of $5.4 million were recorded to reflect amounts due the former shareholders of Olson's when tax loss and tax credit carry forwards are utilized by the Company. The Company utilized $784,000 of the tax asset during the second quarter of 1996 and $653,000 of the tax asset during the second quarter of 1995.



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

     Following is a summary of the assets and liabilities recorded as a result of the Olson's merger (in thousands):



                    Cash                                  $   182
                    Inventories                             8,541
                    Other current assets                      453
                                                          -------
                            Total current assets            9,176

                    Property plant and equipment (net)     18,087
                    Leasehold interest                     12,829
                    Goodwill                               32,367
                    Other assets                            7,487
                    Current liabilities                    (9,176)
                    Deferred income taxes                  (4,000)
                    Other liabilities                      (6,700)
                                                          -------
                                                          $60,070
                                                          -------
                                                          -------

                              QUALITY FOOD CENTERS, INC.
                            NOTES TO FINANCIAL STATEMENTS
            THIRTY-SIX WEEKS ENDED SEPTEMBER 7, 1996 AND SEPTEMBER 9, 1995
                                     (unaudited)





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

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


TWELVE AND THIRTY-SIX WEEKS ENDED SEPTEMBER 7, 1996 COMPARED TO THE TWELVE AND THIRTY-SIX WEEKS ENDED SEPTEMBER 9, 1995

     The table below sets forth items in the Company's statements of earnings as a percentage of sales:

                                                                    12 Weeks Ended                        36 Weeks Ended

                                                         ------------------------------------    ---------------------------------
                                                           September 7,        September 9,        September 7,      September 9,
                                                               1996                1995                1996              1995
                                                                 %                   %                   %                 %
                                                           ------------       -------------       --------------   -------------
          Sales                                               100.0%             100.0%              100.0%             100.0%
          Cost of sales & related
            occupancy expenses                                 74.7               75.5                75.0               75.3
          Marketing, general &
            administrative expenses                            19.2               18.8                19.0               18.8
                                                             ---------          ----------          ----------        ----------
          Operating income                                      6.1                5.7                 6.0                5.9
          Interest income                                        .1                 .1                  .1                 .1
          Interest expense                                     (1.2)              (1.7)               (1.3)              (1.2)
          Other expense                                          .                  .                   .                 (.3)
                                                             ---------          ----------          ----------        ----------
          Earnings before income taxes                          5.0                4.1                 4.8                4.5
          Taxes on income                                      (1.8)              (1.5)               (1.7)              (1.7)
                                                             ---------          ----------          ----------        ----------

          Net earnings                                          3.2%               2.6%                3.1%               2.8%
                                                             ---------          ----------          ----------        ----------
                                                             ---------          ----------          ----------        ----------

SALES

    Sales for the 12 weeks ended September 7, 1996 increased $10.1 million, or 5.7%, compared with the same period in 1995. This increase reflects the addition of two new stores since September 9, 1995, higher sales in remodeled stores and an increase in same store sales of approximately 3.4% with no inflation in retail food prices.

    Sales for the 36 weeks ended September 7, 1996 increased $56.6 million, or 11.5%, compared with the same period in 1995. The increase for the 36 weeks reflects the addition of 17 stores (12 of which were acquired from Olson's on March 2, 1995, 3 of which were acquired on March 29, 1995 from another independent operator, one acquired store that opened in August 1995 and a new store that opened in November 1995), higher sales in remodeled stores, and an increase in same store sales of approximately 2.1% with no food price inflation. These factors were offset in part by lower sales in certain existing stores due to the opening and remodeling of competitors' stores located near QFC stores. In addition, sales growth has been impacted by new and acquired stores, which have lower sales volumes, becoming a more significant part of the Company's sales, the maturing of older stores to a level where substantial sales growth is more difficult, and the Company's strategy of opening and acquiring stores in certain locations that enhance the Company's competitive position and protect its market share but reduce sales in nearby existing stores. Additionally, the supermarket industry continues to be highly competitive.

    Management believes that this trend in same store sales will continue in the fourth quarter of the year as the Company laps the dates of certain store openings and remodelings which impacted the Company's stores in 1995. Further, modest inflation is anticipated for the remainder of 1996 and the regional economy is projected to be healthier than in recent years.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)

OPERATING INCOME

    Operating income increased 11.7% for the 12 weeks ended September 7, 1996 as compared to the same period in 1995, reflecting the 5.7% increase in sales and improved operating margins of 6.l% in 1996 compared to 5.7% in 1995, as discussed below. Operating income increased 13.5% for the 36 weeks ended September 7, 1996 as compared to the same period in 1995, reflecting the 11.5% increase in sales and the increase in operating margins to 6.0% of sales from 5.9% of sales in 1995 as discussed below.

    The Company's cost of sales and related occupancy expenses decreased to 74.7% of sales and 75.0% of sales for the 12 and 36 weeks ended September 7,1996, respectively, as compared to 75.5% and 75.3% in the comparable periods in 1995. The improvement in cost of sales and related occupancy expenses is a result of improved buying and merchandising and a greater mix of sales in higher margin service departments, which more than offset higher occupancy expenses resulting from the 1995 acquisitions and new stores.

    Marketing, general and administrative expenses increased to 19.2% of sales and 19.0% of sales for the 12 and 36 weeks ended September 7, 1996, respectively, as compared to 18.8% of sales for both the 12 and 36 week periods in 1995. The increase in expenses is primarily attributable to contractual rate increases from union contracts effective in May and August of 1996 and a 10% increase in the union benefit contributions rate effective in July 1996 as well as additional startup and promotional expenses incurred in connection with remodels completed during the 12 weeks ended September 7, 1996.

INTEREST INCOME

    Interest income increased $41,000 for the 12 weeks ended September 7, 1996 compared to the same period in 1995 as the Company's increased cash flows from operations resulted in increased cash balances during the 12 weeks ended September 7, 1996 as compared to the same period in 1995.

    Interest income decreased by $125,000 for the 36 weeks ended September 7, 1996 compared to the same period in 1995, reflecting lower average cash balances due to the recapitalization completed on March 29, 1995.

INTEREST EXPENSE

    Interest expense reflects interest on the debt assumed (and refinanced) in the March 2, 1995 Olson's merger and debt incurred in connection with the recapitalization completed on March 25, 1995. Interest expense is reported net of interest capitalized in connection with store construction and remodeling costs.

    Interest expense decreased $0.8 million to $2.1 million (net of $.4 million of capitalized interest) for the 12 weeks ended September 7, 1996 compared to the same period in 1995 as the Company's increased cash flows from operations enabled it to reduce its average outstanding debt during the 12 weeks ended September 7, 1996 as compared to the same period in 1995, coupled with lower borrowing rates in 1996 than in 1995.

    Interest expense increased $1.0 million to $6.9 million (net of $.9 million of capitalized interest) for the 36 weeks ended September 7, 1996 compared to the same period in 1995 as all 36 weeks in 1996 reflect interest associated with the Company's debt incurred in March 1995 as compared to only 23 weeks in the same period in the prior year.

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

INCOME TAXES

    The Company's effective federal income tax rate decreased to 35.8% for the 12 and 36 week periods ended September 7, 1996 as compared to 36.3% for the 12 weeks ended September 9, 1995 and 37.9% during the 36 weeks ended September 9, 1995 due to the non-deductible one-time charge of $1.4 million recorded as other expense in the first quarter of 1995. The difference between the Company's effective income tax rate and the federal statutory rate for 1996 is primarily due to the non-deductible amortization of goodwill and certain other assets that were recorded in connection with the Olson's merger.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)

NET EARNINGS

    The 11.7% increase in operating income for the 12 weeks ended September 7, 1996 combined with a reduction in interest expense and a lower effective tax rate than in the same period in 1995, resulted in a 28.9% increase in net earnings to $5.9 million, compared to $4.6 million in the same period in 1995. Earnings per share increased to 40 cents per share on 14,893,000 weighted average shares outstanding, compared to 32 cents per share on 14,553,000 weighted average shares outstanding in the same period in 1995.

    Net earnings for the 36 weeks ended September 7, 1996 increased 22.9% to $16.8 million compared with $13.7 million for the same period in 1995, due to the 13.5% increase in operating income, the $1.4 million decrease in other expense and the decrease in the effective tax rate offset by higher interest expense. Earnings per share were $1.14 per share on 14,766,000 weighted average shares outstanding, compared with 83 cents per share on 16,401,000 weighted average shares outstanding for 1995. Excluding the one-time charge of $1.4 million for other expense, net earnings for 1995 would have been $15.1 million, or 92 cents per share.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal source of liquidity has been cash generated from operations. The Company's cash and cash equivalents increased $0.6 million during the 36 weeks ended September 7, 1996 to $11.6 million primarily due to an increase in cash provided by operations to $36.1 million, and $2.7 million of proceeds received from the sale of real estate which more than offset capital expenditures of $25.0 million and the repayment of $14.5 million of long-term debt. The ratio of current assets to current liabilities at September 7, 1996 dcreased to .79 to 1, compared with 1.09 to 1 at December 30, 1995, due primarily to $18.9 million of the Company's long-term debt being classified as a current liability at September 7, 1996, while none of the long-term debt was repayable within 12 months as of December 30, 1995. The Company believes it can service these debt payments with cash generated from operations or through usage of a portion of the $70.0 million of unused borrowings available at September 7, 1996 from the Company's credit facility (discussed below).

    The Company's expansion and remodeling and new store activities for the period from 1986 through September 7, 1996 are summarized below (dollars in thousands):
                                             NEW OR     SQUARE
                  MAJOR                     ACQUIRED     FEET        CAPITAL
                 REMODELS*     RE-REMODELS   STORES      ADDED    EXPENDITURES**
                 --------      -----------   ------      -----    -------------

1986                3               -           1        58,000      $   3,500
1987                2               -           -         8,000          5,700
1988                5               -           -        16,000          7,600
1989                2               -           2        85,000          9,900
1990                1               2           3       107,000         16,600
1991                2               1           3       127,000         25,900
1992                5               1           3       137,000         26,800
1993                3               -           5       173,000         43,000
1994                2               2           7       239,000         28,200
1995                5               2          17       609,000         89,100
1996                5               6           -        62,000         25,000
                  ---             ---         ---     ---------       --------

TOTAL              35              14          41     1,621,000       $281,300
                  ---             ---         ---     ---------       --------
                  ---             ---         ---     ---------       --------

      * Includes replacement stores.
     ** Includes purchase of real estate held for investment.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)

    After adding 46% to its square footage in 1995, the Company's most active year to date in terms of growth, 1996 has been another productive year. In March 1996, the Company opened a new 41,000 square foot store in the Northgate area, which replaced a 14,000 square foot store in the same area. In August 1996, the Company opened a 66,000 square foot University Village store, replacing a 31,000 square foot store. The Company has also commenced construction of a new 45,000 square foot Harvard Market store which is expected to be completed in early 1997. On October 19,1996 the Company acquired two stores located in Seattle, Washington from a local independent retailer. The stores are 18,000 and 26,900 square feet, and the Company plans to substantially remodel both stores. Additionally, the Company has secured a number of other sites that are still in the entitlement process or subject to other contingencies. The Company continues to invest in its existing stores to keep them up-to-date. In addition to the two replacement stores, as of October
20, 1996, the Company has remodeled three of the stores acquired from Olson's in 1995 and has completed re-remodelings of eight other stores.

    In September 1996, the Company announced that it had appointed a new chief executive officer of a soon to be established holding company which will actively pursue other new store sites and acquisition opportunities in the Company's existing markets, in contiguous markets, as well as in new markets.

    The Company owns the real estate at five of its 62 store facilities in operation. The Company owns the strip shopping centers where two of these stores are located; however, the real estate operations of these centers are currently insignificant to the Company's results of operations. The Company sold an owned shopping center in the third quarter of 1996 as well as one in the first quarter of 1995. The remaining shopping centers are for sale, however, the Company plans to retain ownership of its store building and pads. The remaining stores are leased under long-term operating leases.

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

    The Company paid a cash dividend of $.05 per share in February 1995. The payments of dividends has been discontinued because the credit facility described below restricts payment of dividends prior to 1997.

    The $220.0 million credit facility entered into in connection with the recapitalization discussed in Note E to the financial statements consists of a term loan of $140.0 million and revolving credit loans of up to $80.0 million. Principal repayments of the term loan are due in quarterly installments from March 1997 through September 2001. The revolving loans are available for general corporate purposes and any outstanding amounts would become due in September 2001. At the Company's option, the interest rate per annum applicable to the credit facility is either (1) the greater of the bank agent's reference rate or .5% above the federal funds rate or (2) IBOR plus a margin of 1.25% initially, with margin reductions if the Company meets specified financial ratios. The credit facility contains a number of significant covenants that, among other things, restrict the ability of the Company to incur additional indebtedness or incur liens on its assets, in each case subject to specified exceptions, impose specified financial tests as a precondition to the Company's acquisition of other businesses, prohibit the Company from making certain restricted payments (including dividends) and restrict the Company from making share repurchases above certain amounts before January 1, 1997 and, subject to specified financial tests, restrict its ability to make such payments and repurchases thereafter. In addition, the Company is required to comply with specified financial ratios and tests, including a maximum debt to cash flow ratio, minimum ratios of cash flow to fixed charges, a minimum accounts payable to inventory ratio and a minimum net worth test. The credit facility is secured by a lien on all of the Company's receivable and intangible assets. The Company had $150.0 million of borrowing under the facility, with an interest rate of 1.25% over IBOR, or 6.66% at September 7, 1996. The Company is currently in compliance with all financial covenants contained in the credit facility.

    The amount of the credit facility is significantly higher than the Company's planned current financing needs, which will help to accommodate other future growth opportunities. While the Company believes the credit facility and existing cash and cash generated from operations will be adequate to fund planned expansion, the Company believes it can readily obtain additional capital, if needed for additional growth opportunities, through other institutional financing or further issuance of debt, or equity securities.

    The Company has from time to time issued its shares of common stock to finance acquisitions, as it did for a portion of the Olson's merger in 1995. The Company anticipates continuing the issuance of authorized but unissued shares of capital stock as one of its financing sources for future growth.

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

INFLATION

    The Company's sales for the 12 and 36 weeks ended September 7, 1996 reflect no food price inflation or deflation, while sales for the same periods in 1995 reflect food price deflation of approximately 1%.

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


ITEM 2.  CHANGES IN SECURITIES

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable


ITEM 5.  OTHER INFORMATION

    On September 11, 1996, the Company announced that Christopher Sinclair will become President, Chief Executive Officer and a director of a soon-to-be formed holding company and that Stuart M. Sloan will be Chairman of the Board of Directors. Dan Kourkoumelis will remain President and become Chief Executive Officer of the Company.

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


                                       QUALITY FOOD CENTERS, INC.
                                                 (Registrant)




Date:  October 21, 1996                /s/ Marc W. Evanger
                                       ----------------------------
                                            Marc W. Evanger
                                            Vice President
                                            Chief Financial Officer

                                    EXHIBIT INDEX


EXHIBIT NUMBER                    EXHIBIT
--------------                    -------

    11.0                     Statement regarding computation
                              of per share earnings


    27.0                     Financial Data Schedule