Form 10-K405
period 1996-12-28
QUALITY FOOD CENTERS INC
filed 1997-03-28
CIK 804333

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

          [X] Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934
             For the Fiscal Year Ended: December 28, 1996

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period From ______ To ______

-----------------------------------------------------------------------------

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

Securities Registered Pursuant to Section 12(b) of the Act:   Common Stock,
                                                               $.001 par value

Securities Registered Pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X  NO
   ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of the close of business on March 21, 1997: $570,380,120.

Number of shares of Registrant's common stock, $.001 par value, outstanding as of March 21, 1997: 20,826,765.

                                    CONTENTS


                                      PART I                 PAGE
                                                             ----

Item  1.   Business

Item  2.   Properties

Item  3.   Legal Proceedings

Item  4.   Submission of Matters to a Vote of Security Holders

                                      PART II

Item  5.   Market for the Company's Common Stock and Related
           Shareholder Matters

Item  6.   Selected Financial Data

Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Item  8.   Financial Statements and Supplementary Data

Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

                                      PART III

Item 10.   Directors and Executive Officers of the Registrant

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Item 13.   Certain Relationships and Related Transactions

                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

ITEM 1--BUSINESS

Special Note Regarding Forward-Looking Statements

The information contained herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the supermarket industry in general and in the Company's specific market areas, changes in prevailing interest rates and the availability of financing, inflation, changes in costs of goods and services, economic conditions in general and in the Company's specific market areas, labor disturbances, demands placed on management by the substantial increase in the size of the Company because of the acquisitions, and changes in the Company's acquisition plans. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma" or "anticipates," or the negative thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions.

OVERVIEW / RECENT DEVELOPMENTS

The Registrant, Quality Food Centers, Inc. (the "Company" or "QFC"), is the second largest supermarket chain and the largest independent supermarket chain in the Seattle/Puget Sound area of Washington State. With the recent acquisition of Hughes Markets, Inc. ("Hughes"), the Company has entered into new markets in Southern California. The Company began operations in 1954 with four stores and has grown through acquisition and new store development to 145 stores today.

On March 19, 1997, the Company completed the financings for these acquisitions, including: (i) the public sale of 5,175,000 shares of the Company's common stock at a public offering price of $39.00 per share for net proceeds to the Company of $193.2 million; (ii) the private placement of $150.0 million aggregate principal amount of 8.70% Senior Subordinated Notes for net proceeds to the Company of $146.25 million and (iii) borrowings of $250.0 million under a new credit facility (initial interest rate of IBOR plus 0.875%). The new $600.00 million credit facility consists of a $250.0 million term loan facility, a $125.0 million revolving credit facility and a $225.0 million acquisition reducing revolving credit facility. The proceeds of these three transactions were used (i) to finance the Hughes merger, described under "Hughes Markets, Inc." below; (ii) to refinance $197.5 million of the Company's bank indebtedness outstanding at the time of the financings (including $59.6 million of indebtedness incurred in connection with the acquisition of Keith Uddenberg Inc. ("KUI"), described under "General" below; (iii) to pay related fees and expense and (iv) to provide cash for general corporate purposes. As a result of these acquisitions, the Company operates 89 stores in the Seattle/Puget Sound region as well as 57 Hughes stores in Southern California. The acquisitions more than doubled the size of the Company, and managing the Company and integrating the acquired businesses will present a new challenge to management. In order to facilitate this phase of the Company's development, the Company has hired a new chief executive officer, a senior vice president for corporate development, and a senior vice president for marketing and public affairs to pursue and integrate acquisitions at a holding company level, thus allowing current senior management to remain focused on existing operations. Because of the magnitude of the acquisitions, the Company's operations will not be comparable to QFC's or Hughes' historical operations prior thereto. Due to these developments, the Company's financial statements will change significantly, both in terms of total assets and store count, and the Company anticipates that revenues will nearly triple to over $2 billion.

The Company's capitalization will also change, reflecting the issuance of shares as well as a significant increase in long-term debt and a related increase in interest expense.

The Company has only one industry segment--the operation of retail supermarkets.

GENERAL

Management believes that the Company's QFC stores offer customers superior value by emphasizing an extensive selection of high quality perishable items, excellent customer service, convenient store locations and hours, a variety of specialty departments and competitive prices. QFC stores, which average approximately 31,000 square feet in size, are open seven days a week, 24 hours a day, and feature a number of specialty departments such as full service delicatessens, store seafood departments, bakery departments with coffee/espresso bars, and floral departments. Many QFC stores also offer natural food sections, video rentals, fresh juice bars and pharmacies. In addition, QFC has been an industry leader in leasing space within its stores to branded specialty food operators, including Starbucks Coffee, Cinnabon World Famous Cinnamon Rolls and Noah's New York Bagels, as well as to full service banks such as Seafirst Bank. The Company has recently significantly expanded its selection of prepared foods and "home meal replacement" items which management believes appeal to the increasing convenience orientation of consumers. Examples include complete hot meals which are ready to serve, pre-cooked dinners which are ready to heat and eat, "Chef's Express" gourmet entrees which are specially prepared and ready to cook, and "Northwest Sandwich Bars" which feature a variety of pasta dishes, specialty and made-to-order hot and cold sandwiches, pre-made salads and self-serve soup and salad bars. Management believes that over the last five fiscal years, QFC has achieved EBITDA margins well in excess of the average for the U.S. supermarket industry, which management attributes primarily to QFC's superior merchandising and operating practices combined with favorable customer demographics in the Seattle/Puget Sound region.

On February 14, 1997, the principal operations of KUI were merged into a subsidiary of QFC, including 22 Stock Market and three Thriftway supermarkets located in the Seattle/ Puget Sound region of Washington. As consideration for the operations being merged, QFC paid $35.3 million in cash, issued 904,646 shares of QFC's common stock and assumed $24.3 million of KUI indebtedness. The KUI acquisition, which closed on February 14, 1997, provides QFC with desirable store locations primarily in the southern Puget Sound region and the Olympic Peninsula of the State of Washington, areas in which QFC previously has had a limited presence. Management currently anticipates that it will retain 20 of the 25 stores acquired from KUI. Most of such stores will be converted to the QFC name and format and remodeled in order to implement QFC's merchandising and operating practices, although it is expected that QFC may continue to operate certain of these stores under KUI's current "Stock Market" name and format. In addition, management believes that the KUI acquisition provides QFC with additional critical mass in the Seattle/Puget Sound region, which should improve purchasing and distribution and help create economies of scale. After giving effect to the KUI acquisition, including the anticipated divestiture of five KUI stores, management estimates that QFC's market share among supermarkets in the Seattle/Puget Sound region is approximately 20% today.

With the consummation of the Hughes acquisition on March 19, 1997, the Company owns and operates 57 premium supermarkets under the "Hughes Family Markets" name in Southern California. Management believes that Hughes, which commenced operations in 1952 with one store, has developed a strong reputation in Southern California for providing high levels of customer service together with a broad selection of high-quality meat, produce and other perishables. Management estimates that Hughes' market share among Southern California supermarkets (excluding San Diego county) was approximately 5% for 1995. Hughes' stores average approximately 37,000 square feet in size and are generally located near desirable residential areas. Management believes that Hughes has among the most modern store bases of any supermarket chain in Southern California (defined to exclude San Diego county) due in part to its ongoing store remodeling program. Hughes supplies the majority of its stores' inventory from its own centrally located 600,000 square foot warehousing and distribution facility built in 1993. Hughes also owns a 50% interest in Santee Dairies, Inc. ("Santee"), one of the largest dairy plants in California, which provides dairy and other products to Hughes, as well as to certain other third parties, under the well-known "Knudsen" and other labels. See "Hughes Markets, Inc.", below.

QFC

MERCHANDISING

The Company's merchandising goals are to attract new customers, become the primary source for its customers' weekly grocery needs and capture a greater portion of their supermarket spending. In order to achieve these goals, QFC's merchandising strategy emphasizes: (i) superior customer service, (ii) a wide variety of high quality meat, seafood, produce and other perishables, (iii) high quality convenience-oriented specialty departments and services and (iv) a broad assortment of higher-margin proprietary brands. Management believes that QFC's strengths in merchandising, combined with its competitive pricing, have earned QFC stores a reputation for providing superior "value" to their customers and have resulted in a loyal customer base.

SUPERIOR CUSTOMER SERVICE. Management believes that QFC's commitment to superior customer service distinguishes it from much of its competition. In addition to its stores remaining open 24 hours a day, seven days a week, QFC's operating practices have been designed to emphasize customer convenience and satisfaction. Employees typically attend department-specific training classes at QFC's training center located at its headquarters and also generally receive follow-up in-store training. QFC's employees are trained to actively address customer needs by asking shoppers whether they need help and then by locating, recommending and selecting merchandise for their customers. For example, employees in QFC's meat and seafood departments, in addition to offering specialized service in those areas, are trained to assist customers with cooking instructions and recipes and direct them to employees in other departments, such as wine specialists found in selected stores, for additional needs. QFC's product preparation areas in these departments are open to promote such interaction with customers. The Company also emphasizes a broad selection of product choices and brands within any given food category in an effort to foster "one-stop shopping." Each store's staff is encouraged to be friendly, which often results in employees knowing their regular customers by name. QFC's flagship University Village store in Seattle offers a child center with trained child-care personnel. Each store's checkout stands are custom designed to speed the checkout process and incorporate computerized scanning and other systems to aid in the checkout process. QFC also accepts credit and debit cards for the convenience of its customers, checkout clerks unload items from the cart to the checkout stand and courtesy clerks are available to assist shoppers with their grocery bags after checkout.

Wide Variety of High Quality Meat, Seafood, Produce and Other Perishables. Offering a wide variety of consistently high quality meat, seafood and produce to its customers is a fundamental tenet of QFC's merchandising strategy. Management believes that its reputation for providing among the freshest and widest varieties of these major groups of perishables, displayed in a clean and visually appealing presentation, is a major attraction for its customers. QFC provides carefully trimmed "choice" USDA beef, high quality pork and Washington-grown poultry. The Company has also recently introduced a high-end branded beef known as "premier choice", as well as kosher meats and poultry in selected stores prepared at QFC's USDA-approved processing facility. Management believes that its seafood departments have a reputation for providing among the finest quality and widest selection of seafood and shellfish in the

Seattle/Puget Sound area. As part of this emphasis on quality, QFC has full-time employees stationed in its primary seafood supplier's facility to pre-screen seafood products before they are shipped to QFC. QFC's in-store produce employees are trained to eliminate items that do not meet QFC standards and to carefully trim, hand stack and attend to the display and presentation of the produce. In an effort to provide specialty salads and other products of consistently high quality in every QFC deli department, many deli items are prepared in QFC's central commissary which has improved quality, consistency and shelf life. Instead of baking in each store, several bakeries in the Seattle/Puget Sound area deliver fresh baked goods daily to QFC's stores, which management believes allows QFC to sell higher quality and a wider variety of baked goods with greater product consistency than if these products were baked on-site.

High Quality Convenience-Oriented Specialty Departments and Services. QFC provides a broad variety of products and services through its specialty departments which have been designed to appeal to the increasing convenience orientation of supermarket customers. For example, in the past year, QFC has placed significant emphasis on prepared foods and "home meal replacement" items. Such items include complete hot meals, such as prime rib, london broil and salmon dinners, which are ready to serve, pre-cooked dinners which are ready to heat and eat, and "Chef's Express" gourmet entrees which are specially prepared and ready to cook. QFC stores also offer "grab and go" salads, "Northwest Sandwich Bars" which feature hot pasta dishes, soups and specialty and made-to-order hot and cold sandwiches, and coffee and espresso bars. Certain stores also offer fresh juice bars, natural foods departments and sushi selections. All stores offer photo-processing, floral departments and automated bank-teller machines for added convenience, while video rentals and pharmacies are offered at some of QFC's stores. In addition, QFC currently leases or sub-leases space at a number of its stores to Starbucks Coffee, Cinnabon World Famous Cinnamon Rolls and Noah's New York Bagels, as well as to full service banks such as Seafirst Bank.

Broad Assortment of Higher-Margin Proprietary Brands. QFC has recently developed a comprehensive three-tier proprietary brands program, which includes "signature" brands, "endorsed" brands, and "price fighter" brands. This program, which was developed to help improve sales and margins and build customer loyalty, is almost fully implemented, with approximately two-thirds of the total number of expected store brand store-keeping units ("SKUs") having been introduced. QFC's "signature" brand products include premium quality items produced expressly for QFC and sold under a variety of names, such as Castlebury ice cream and yogurt and Northern Cove chowders, as well as other local brands such as Cucina! Cucina! Italian foods for which QFC is the only supermarket distributor in the Seattle/Puget Sound region. The second tier, called "endorsed" brands includes a variety of high quality items, such as QFC's Baker Valley Farms dairy brand, that bear the QFC "satisfaction guaranteed" seal of endorsement. The "price fighter" brands are marketed under the Heritage Farm label and are designed to replace items previously provided by QFC's wholesalers with a wide selection of higher quality products that are positioned as national brand equivalents at lower prices. The Company's proprietary brands program currently includes approximately 700 SKUs, many of which are recent additions. QFC's proprietary brands business at the end of fiscal 1996, accounted for approximately 8.5% of grocery sales whereas, according to industry reports, the estimated 1995 supermarket industry average was approximately 15%, thus providing significant opportunity for the continued growth of store brand sales.

STORE BASE AND DEVELOPMENT

Management believes that QFC has developed a modern and well-maintained base of stores in many prime locations in the Seattle/Puget Sound area. QFC currently operates 64 supermarkets, generally in or nearby desirable residential areas.

Management currently anticipates that it will retain approximately 20 of the 25 stores acquired in the KUI acquisition and sell or otherwise divest the others. Of the 20 KUI stores expected to be retained, 13 are expected to be converted to the QFC name and format and thus significantly remodeled as part of QFC's plan to implement its merchandising and operating practices in its new stores. It is presently expected that QFC will continue to operate the remaining stores under KUI's current "Stock Market" name and format.

During the five fiscal years ended December 28, 1996, QFC invested approximately $217.0 million in capital expenditures, which have been primarily allocated toward acquiring and building new stores and expanding and remodeling or "re-remodeling" existing stores. During such period, QFC acquired or opened 34 new stores and remodeled or "re-remodeled" 31 existing stores. QFC remains committed to keeping its existing stores in top condition with the latest customer conveniences, information systems, merchandise, departments and decor.

While most of its newer stores are larger, and while QFC expects the average size of its stores to grow as stores are remodeled and expanded, QFC intends to remain flexible in terms of the size of its new and acquired stores. At the end of 1996, the total square footage of all 64 stores was approximately 2,100,000 square feet with an average store size of approximately 31,000 square feet, and a range in size from 14,000 to 66,000 square feet. QFC increased its total square footage by 22%, 46% and 6% in fiscal 1994, 1995 and 1996, respectively. The following table sets forth certain information with respect to store size.

                                                                                      NUMBER OF
                                                                                      STORES AT
                                                                                    DECEMBER 28,
                                                                                        1996
                                                                                  -----------------
Store Size:
Less than 20,000 square feet....................................................            9
Between 20,000 and 30,000 square feet...........................................           21
Between 30,000 and 40,000 square feet...........................................           23
Between 40,000 and 50,000 square feet...........................................            8
Over 50,000 square feet.........................................................            3
                                                                                           --
                                                                                           64
                                                                                           --

The following table sets forth additional information concerning QFC stores for the periods indicated:

                                                              FISCAL YEAR ENDED
                                      -----------------------------------------------------------------------------------
                                         DECEMBER         DECEMBER         DECEMBER         DECEMBER         DECEMBER
                                         26, 1992         25, 1993         31, 1994         39, 1995         28, 1996
                                      ---------------  ---------------  ---------------  ---------------  ---------------
Total Stores:
Beginning of period.................         30               33               38               45               62
  Newly constructed.................          1                3                1                1                0
  Acquired..........................          2                2                6               16                2
  Closed............................          0                0                0                0                0
                                             --               --               --               --               --
End of period.......................         33               38               45               62               64
                                           ----             ----             ----            -----            -----
                                           ----             ----             ----            -----            -----
Remodels............................          5                3                2                5                5
Re-remodels.........................          1                0                2                2                8

------------------------

(1) "Re-remodeled" stores are stores that have been remodeled within five years of a prior remodeling.

QFC's plans to expand and remodel its existing stores and to add new stores are reviewed continually and are subject to change. QFC has been highly selective in acquiring store sites and attempts to take advantage of market research and its extensive knowledge of the Seattle/Puget Sound region in evaluating opportunities. In conducting market research for store sites, QFC typically evaluates population shifts, demographic conditions, zoning changes, traffic patterns, new construction and the proximity of competitors' stores in an effort to determine a future store's sales potential. QFC's ability to expand and remodel existing stores and to open new stores, however, is subject to many factors, including successful negotiation of new leases or amendments to existing leases, successful site acquisition and the availability of financing on acceptable terms, and may be limited by zoning, environmental and other governmental regulations

PURCHASING AND DISTRIBUTION

QFC does not maintain independent distribution facilities and instead purchases the majority of its groceries, meat and some seafood, deli and produce from wholesale suppliers. QFC's merchandise is ordered on a store-by-store basis, although product selection is typically approved and monitored by a central buying group consisting of merchandise managers for various classifications of products. The central buying group also responds to customer requests and input from store managers regarding new products and merchandising ideas using category management principles and allocates shelf space to products with the assistance of QFC's schematic department which uses state-of-the-art shelf allocation software to help determine efficient shelf layouts.

    QFC's major wholesale supplier is West Coast Grocery Company ("West Coast"), a subsidiary of Super Valu Stores, Inc. The Company purchased approximately $211.5 million of products from West Coast during fiscal 1996, accounting for 35.0% of QFC's cost of sales and related occupancy expense during the year. Beginning with the Olson's merger in March 1995, QFC began using Associated Grocers ("A.G.") as its major wholesale supplier for the 12 stores that were previously operated by Olson's. A.G. is a cooperative wholesale supplier located in Seattle, Washington. QFC purchased approximately $57.5 million of products from A.G. during fiscal 1996, accounting for 9.5% of QFC's cost of sales and related occupancy expense during the year. Currently, 49 of the Company's QFC stores buy from West Coast and 15 from A.G. See "Item 13--Certain Relationships and Related Transactions." In addition, certain products, such as beer, wine, soda and certain snack foods, are purchased from other manufacturers or distributors which, as do West Coast and Associated, deliver directly to QFC's stores. QFC also maintains a central commissary where certain items, such as hot and cold salads, sauces and dressings, and certain "Chef's Express" ingredients, are prepared primarily for QFC's deli departments. In addition, kosher meat and poultry are prepared in QFC's USDA-approved processing facility. QFC also periodically purchases higher turnover products directly from the manufacturer that would otherwise be supplied by West Coast or A.G.

The stores acquired in the KUI acquisition currently purchase products from A.G. According to information made publicly available by A.G., KUI was A.G.'s largest customer, having accounted for approximately 19% of A.G.'s sales for A.G.'s fiscal year ended September 30, 1996. As a result of the KUI acquisition, QFC currently owns 22% of the non-voting equity of A.G.

MANAGEMENT INFORMATION SYSTEMS

Although QFC already makes extensive use of management information systems, management remains committed to the further development and use of information systems as a tool to enhance results of operations. QFC continues the migration from its mainframe host computer to a client-server based architecture to meet its long-term needs and convert to open systems technology. Management expects that QFC's new item and category management system (which tracks and analyzes sales data), coupled with expanded point-of-sale capabilities and a new pricing system under development, will enable it to improve its operations through category management and by improving pricing and promotional strategies.

In 1993, QFC installed personal computer-based point-of-sale hardware and software in every checkout lane of every store. QFC utilizes a private voice and data network and an electronic payment system that processes customer purchases by debit and credit cards. In 1996, QFC implemented a check authorization system, which is integrated into the Company's point-of-sale hardware and software. QFC also has a direct store delivery system for non-perishable deliveries, which integrates the receipt of goods at the store with accounting and merchandising at the Company's main office. This integrated system offers QFC timely information and greater efficiency and control over product receipts, merchandising and accounts payable functions. QFC processes product orders, direct store deliveries and store accounting functions on personal computers in each store which are integrated with centralized corporate systems. In addition, custom software and laser printers are used to create shelf tags, attractive signs and customized promotional materials on-site at each store. Electronic Data Interchange ("EDI") is used extensively to transmit various business documents to and from QFC's suppliers. QFC also installed a company-wide electronic mail system in 1996.

Management anticipates that, over time, each of the KUI stores to be retained by QFC will be converted to the Company's management information system.

MARKETING AND PROMOTION

QFC advertises primarily through newspapers, television and radio, as well as billboards and busboards. QFC also promotes products through the use of direct mail circulars, which it can produce in-house, and which are distributed every Wednesday, as well as through in-store "demonstrations," tastings and hand-outs. QFC's television and radio ads are primarily image based, promoting the quality of its products, employees and customer service, while its print advertising is primarily price/item-based.

QFC also promotes its products through special seasonal promotions during the periods leading up to such holidays as Easter, Thanksgiving and Christmas. In addition, QFC typically advertises the opening of new stores and the re-opening of major remodeled stores and often conducts special promotions and events in connection with these openings and re-openings.

QFC also has an in-house product demonstrations staff, which provides product demonstrations and free samples in its stores. QFC is actively involved in the community which it serves in order to be a good corporate citizen as well as to build customer loyalty, and plays a role in many local events.

For the year ended December 28, 1996, QFC spent approximately 55% of its marketing budget on newsprint advertisements such as newspaper inserts and circulars, approximately 27% for television and radio advertising and approximately 15% on special events such as new store opening promotions. The remainder of the budget was used for direct mail for special promotions.

COMPETITION

The retail supermarket business is highly competitive. QFC and KUI compete primarily with national and regional supermarket chains and other food retailers, principally Safeway, Albertson's and Fred Meyer, and with smaller chains and independent stores, as well as wholesale club formats, such as Price/ Costco, and specialty and convenience food stores.

The principal areas of competition include the following: store location; product selection and quality; convenience and cleanliness; employee friendliness and service; price; and management information enabling timely product selection, pricing and promotion decisions. QFC seeks to address each of these factors, emphasizing superior service, high quality perishables, the use of technology and favorable store locations. Competitive pricing is implemented by reviewing competitors' prices on a regular basis through observation and independent surveys and adjusting prices as management deems appropriate. Certain of these strategies are also used by QFC's competitors, some of which have substantially greater financial and other resources than QFC. The Company will seek to address these factors in a similar fashion at the KUI stores it intends to retain.

During the fourth quarter of 1994 and throughout 1995, QFC experienced an unusually large number of new store openings or store remodelings by its competitors near its existing stores, which resulted in reduced sales in certain of QFC's stores. Fewer such openings occurred during 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES AND LABOR RELATIONS

QFC had approximately 4,400 employees at the end of fiscal 1996. Of these, approximately 4,100 were covered by an aggregate of seven collective bargaining agreements which expire in the period from May 3, 1998 to December 1, 1998. QFC's most significant union is the United Food and Commercial Workers Union Local No. 1105, of which 2,900 QFC employees are members; this contract expires on May 3, 1998. QFC has not had a work stoppage in over 20 years and believes its labor relations are good. However, there can be no assurance that work stoppages or other labor matters will not adversely affect the Company in the future.

KUI had approximately 1,700 employees at the end of fiscal 1996. Of these, approximately 1,500 were covered by an aggregate of 14 collective bargaining agreements which expire in the period from May 31, 1997 to June 9, 1999. KUI's largest union is the United Food and Commercial Workers Union Local No. 367, of which 900 KUI employees are currently members under contracts which expire from May 3, 1998 to November 29, 1998. QFC believes that KUI has had a good relationship with its employees.

QFC believes that a substantial majority of the employees of supermarket chains in the Seattle/Puget Sound region, including QFC's and KUI's, are members of these collective bargaining units.

SEASONALITY

No material portion of QFC's or KUI's business is affected by seasonal fluctuations, except that sales are generally stronger surrounding holidays, especially from Thanksgiving through New Year's Day. In addition, the Company's fiscal quarters consist of three 12-week quarters and a 16-week fourth quarter. However, 1994 was a 53-week fiscal year, with a 17-week fourth quarter.

ENVIRONMENTAL MATTERS

QFC and KUI are subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposal or other releases of hazardous materials (together, "Environmental Laws"). In particular, under applicable Environmental Laws, QFC and KUI may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to their stores and the land on which their stores are situated, regardless of whether QFC or KUI lease or own the stores or land in question and regardless of whether such environmental conditions were created by QFC or KUI or by a prior owner or tenant.

QFC believes that it currently conducts its business, and in the past has operated its business, in substantial compliance with applicable Environmental Laws and regulations. In addition, compliance with federal, state and local laws enacted for protection of the environment has had no material effect on QFC.

In connection with the KUI acquisition, QFC reviewed existing reports and retained environmental consultants to conduct certain investigations of the operations of KUI. Phase I environmental site assessments were conducted on the KUI stores and store sites. These Phase I environmental site assessments did not reveal any environmental matter that is likely to have a material adverse effect on the Company.

Hughes Markets, Inc.

On March 19, 1997, QFC acquired the principal operations of Hughes Market,
Inc. ("Hughes"), including the assets and liabilities related to 57 grocery stores in southern California, as well as a 50% interest in Santee, one of the largest dairy plants in California, providing dairy and other products to Hughes and others, under the well-known "Knudsen", "Foremost" and other labels. Consideration for the merger consisted of $358.8 million in cash, and the assumption of $32.5 million of indebtedness of Hughes. The following information relates to Hughes.

MERCHANDISING

Hughes' merchandising strategy emphasizes: (i) superior customer service,
(ii) a wide selection of high quality products, (iii) competitive pricing and promotions and (iv) the development of proprietary brands.

SUPERIOR CUSTOMER SERVICE. The foundation of Hughes' merchandising strategy is its commitment to providing superior service and convenience. Each Hughes store monitors customer satisfaction in an effort to respond to its customers' shopping needs. Each store's checkout lanes are supplied with postage-paid comment cards which are reviewed and typically answered personally in writing or by phone. Hughes also employs an outside firm to monitor customer service and relations. Hughes' employees typically undergo in-store training which stresses customer service and relations, such as offering to specially order a particular product for a customer in the event it is not available in a store. As part of this commitment to its customers, Hughes stores are generally open 24 hours a day, seven days a week, and offer a wide variety of services, departments and products. All Hughes stores offer photo-processing services and automated teller machines. Fifty Hughes stores have on-site bakeries, 40 of which supply all of their own baked goods, 50 stores have full-service delicatessens, 52 stores have full service fish departments and the majority of the stores offer floral departments and fresh salad bars. Twenty-one Hughes stores have in-store banking services.

WIDE SELECTION OF HIGH QUALITY PRODUCTS. Hughes has built a reputation for offering a wide variety of consistently high quality products, with a focus on perishables such as meat and produce. Hughes stores carry only "USDA Choice" beef and American lamb and veal and other high quality pork and poultry items, while its full service seafood departments feature U.S. Department of Commerce inspected seafood items. Hughes also strives to be a leader in providing fresh produce to its customers and today enjoys a reputation for offering a wide variety of high quality produce. For example, Hughes has state-of-the-art, pressurized banana ripening rooms at its Irwindale, California distribution facility which help ensure greater consistency of color, and provide a shorter ripening cycle and longer shelf-life than conventional ripening rooms. In the past year, Hughes has also placed significant emphasis on prepared specialty foods. Under the label "Home Meal Solutions," Hughes stores sell complete meals, such as pork spareribs, lasagna, and whole rotisserie chicken dinners. Home Meal Solutions include pre-cooked dinners which are ready to heat and eat and specially prepared entrees which are pre-seasoned and ready to cook. Hughes stores also offer kids' meals and specialty and made-to-order hot and cold sandwiches. Certain stores also offer self-serve salad, soup and hot buffet bars, and freshly prepared sushi. Management intends to further develop and implement specialty and convenience-oriented departments at Hughes stores, which it believes can be important tools to enhance margins, increase foot traffic and build customer loyalty. Hughes carries a large variety of certain product groups, such as kosher, Mexican and Asian foods that are adjusted on a store-by-store basis to match local demographics.

COMPETITIVE PRICING AND PROMOTIONS. The Company believes that Hughes provides its customers with competitive prices in a variety of ways. Hughes has designed and implemented specific programs to promote customer loyalty through competitive pricing, including a "double coupon" program introduced in the greater Los Angeles area and a "red tag" program in which red tags extend from shelves to draw shoppers to special value items, certain of which are tied in to Hughes' radio advertisements and direct mail promotions. In addition, Hughes offers a 5% discount on eligible purchases to senior citizens through its Hughes "Senior Discount" card. Hughes also honors competitors' coupons, and often gives discounts on equivalent products in cases where Hughes does not carry a particular item.

DEVELOPMENT OF PROPRIETARY BRANDS. Although Hughes has in the past focused primarily on national brands, the Company believes that the recent addition of proprietary brand items has contributed to sales while also increasing customer loyalty. Hughes currently uses a two-tier proprietary brand program which includes the "Hughes" label, designed to compete with the national brands on price and quality, and the "Premier" label which Hughes attaches to its premium quality items. Hughes currently carries 449 SKUs under its proprietary brand program and management intends to increase that number in the future.

STORE BASE AND DEVELOPMENT

Hughes has grown primarily through site acquisition and development by focusing initially on the San Fernando Valley region of California and then on other selected parts of the Los Angeles area. Because Hughes began its store expansion in Los Angeles more than 40 years ago, it has been able to develop a stable base in Los Angeles County where newer competitors are limited by such barriers to entry as the high cost of real estate and significant zoning restraints. Hughes has pursued expansion from its base in Los Angeles County by selectively entering other markets in Southern California. For example, in 1979 Hughes entered the Orange County market by acquiring five stores and has since built its presence in Orange County to twelve stores. Hughes entered the Riverside and San Bernardino markets in 1984 and now has three and seven stores, respectively, in those markets. Hughes also currently operates four stores in Ventura County. Hughes' management has been highly selective when choosing a site for a new store, typically requiring a minimum population and demographic profile before acquiring the site.

The Company believes that its modern store base has been a significant element in its success. Hughes has invested approximately $161.0 million in capital expenditures during the most recent five fiscal years, which have been primarily allocated toward acquiring and building new stores and expanding or remodeling existing stores. During that period, Hughes has added over 380,000 square feet through the construction of 14 stores and through expansion of certain existing stores. At December 31, 1996, the total square footage of all 56 Hughes stores was approximately 2,086,000 square feet with an average store size of 37,000 square feet, and a range in size of 22,000 to 55,000 square feet. Hughes increased its total square footage by 0.2%, 4.5% and 2.3% in fiscal 1994, 1995 and 1996, respectively.

The following table sets forth certain information with respect to Hughes' store size:

                                                                 NUMBER OF
                                                                 STORES AT
                                                                 MARCH 21,
                                                                   1997
                                                             ---------------
Store size:
Between 20,000 and 30,000 square feet...................             5
Between 30,000 and 40,000 square feet...................            36
Between 40,000 and 50,000 square feet...................            14
Over 50,000 square feet.................................             2
                                                                    --
                                                                    57
                                                                  ----
                                                                  ----

Hughes also seeks to refurbish its stores approximately every five to eight years. Over the last seven full fiscal years Hughes has remodeled 28 stores and approximately 69% of the total square footage of Hughes' stores is either newly constructed or was remodeled during the last seven years.

The following table sets forth additional information concerning Hughes stores for the periods indicated:

                                                                      FISCAL YEAR ENDED
                                              -------------------------------------------------------------------------------------
                                                MARCH 1,       FEBRUARY 29,       FEBRUARY 27,       FEBRUARY 26,       MARCH 3,
                                                  1992             1993               1994               1995             1996
                                              -------------  -----------------  -----------------  -----------------  -------------
Total Stores
Beginning of period.........................           49               52                 51                 51               53
  Newly constructed.........................            3                0                  0                  2                1
  Acquired..................................            0                0                  0                  0                0
  Closed....................................            0                1                  0                  0                0
                                                       --               --                 --                 --               --
End of period...............................           52               51                 51                 53               54
                                                      ----             ----               ----              -----             ----
                                                      ----             ----               ----              -----             ----
Remodels....................................            4                3                  6                  4                4

                                                 MARCH 4, 1996
                                                    THROUGH
                                                  JANUARY 31,
                                                     1997
                                              -------------------
Total Stores
Beginning of period.........................              54
Newly constructed...........................               3
Acquired....................................               0
Closed......................................               1
                                                          --
End of period...............................              56
                                                         ----
                                                         ----
Remodels....................................               2


PURCHASING AND DISTRIBUTION

Until the early 1980s, Hughes purchased most of its products from wholesalers. Since that time, Hughes has moved toward direct purchases from suppliers and self-distribution, leasing a 200,000 square foot dry goods warehouse in 1983. In 1993, in order to provide for future expansion in the region and to provide self-distribution capacity for a wider range of products, Hughes relocated into a 600,000 square foot distribution facility in Irwindale, California that it designed, constructed and currently owns. The Company believes that this distribution center is currently operating at approximately 50% of its full capacity. The current distribution facility is centrally located an average of 44 miles from Hughes' stores and is serviced by a fleet of 36 tractors and approximately 70 trailers, including approximately 60 refrigerated trailers, all of which are owned by Hughes.

The distribution facility allows Hughes to centralize purchasing, which the Company believes results in certain advantages. For example, centralized purchasing allows Hughes to take advantage of the benefits of purchasing large quantities, including volume discounts. The Company also believes that centralization enables Hughes to help ensure that its quality standards are applied uniformly and reduces vendor distribution costs by enabling Hughes to pick up merchandise directly from its suppliers. In addition, Hughes uses computerized inventory control and ordering systems for items that are supplied through the distribution facility in order to enhance productivity and efficiency. Warehouse supplied items are purchased under a central buying arrangement designed to promote cost-effective buying, quality control and ample inventory. The Company believes the move toward increased self-distribution has had a positive impact on Hughes' gross margins.

Hughes purchases its merchandise directly from manufacturers as well as from distributors. In fiscal 1996, Hughes purchased $68.9 million of goods (approximately 8% of its cost of sales, including distribution and occupancy expenses) from Certified Grocers ("Certified"), a member-owned cooperative. Hughes uses Certified primarily for purchases of items it does not carry in its warehouse, such as frozen foods, ice cream, and certain low turnover items.

Recently, Hughes has focused on implementing a category management program pursuant to which it will review all aspects of a product category, from promotional sales to shelf space allocation. Working with enhanced technology intended to better manage data from checkout lane scanners, together with an outside consultant, Hughes intends to improve purchasing decisions, gain greater inventory control and implement "just-in-time" delivery programs. It is expected that this category management program will lead to closer relationships and programs with its suppliers. The Company believes that category management and managing product categories as individual business units can be important tools to enhance gross margins.

MANAGEMENT INFORMATION SYSTEMS

The Company believes that a high level of computerization is essential to maintaining and improving Hughes' competitive position and is committed to the further development and use of information systems as a tool to enhance results of operations. For example, Hughes uses computerized information systems, including its IBM ES-9000-411 mainframe computer, to process transactions and to provide information relating to (1) ordering, purchasing and billing and (2) reports on sales, inventories, gross profits, payroll, payables and expenses which are integrated with financial reports which enable management to better monitor results of operations. Hughes also uses a private voice and data network for communications and a LAN system which ties its stores, headquarters and warehouse to the mainframe computer. Hughes also uses an electronic payment system which enables customers to pay with debit and credit cards. Hughes also has a direct store delivery system for non-perishable deliveries which integrates the receipt of goods at the store with accounting and merchandising at Hughes' main offices. In addition, Hughes is installing new computer-based point-of-sale hardware and software in the checkout lanes of each of its supermarkets. As of January 31, 1997, this new technology had been installed in 26 stores, and is scheduled to be installed in the remaining Hughes stores by the end of 1997.

MARKETING AND PROMOTION

Hughes advertises through a variety of means, including newspapers, television and radio. In 1996, The Company began to place a greater emphasis on the use of direct mail circulars, which it believes are particularly effective because they enable Hughes to directly target potential customers living within its stores' marketing area. In addition, Hughes is able to produce these direct mail circulars in-house which enables it to more effectively control production costs. In the seven months ended September 29, 1996, approximately 31% of Hughes' advertising expenditures was spent on newspaper advertising, 22% was spent on television and radio advertising and 47% was spent on direct mail circulars.

In addition, Hughes' in-store marketing includes third party product demonstrations and free product samples. As part of its ongoing efforts to build customer loyalty and be a good corporate citizen, Hughes and its employees are also involved in the communities that they serve and participate in a number of special events.

COMPETITION

The retail supermarket business in Southern California is highly competitive. Hughes competes primarily with national and regional supermarket chains, including Ralphs/Food 4 Less, Vons/Pavilions, Lucky, Stater and Albertson's, with smaller chains and independent stores as well as wholesale club formats, such as Price/Costco, and specialty and convenience stores.

The principal areas of competition include store location, product location and quality, convenience and cleanliness, employee friendliness and service, price and management information enabling timely product selection, pricing and promotion decisions. Hughes seeks to address each of these factors, emphasizing superior customer service, high quality perishables, competitive prices, the use of technology and favorable store locations. Competitive pricing is implemented by reviewing competitors' prices on a regular basis through observation and independent surveys and adjusting prices as management deems appropriate.

Certain of these strategies are also used by Hughes' competitors, some of which have substantially greater financial and other resources than Hughes.

EMPLOYEES AND LABOR RELATIONS

At December 31, 1996, Hughes had approximately 5,000 employees, of which approximately 30% were full-time and 70% were part-time employees. Approximately 300 of Hughes' employees worked in Hughes' distribution center and approximately 4,600 were unionized employees. Hughes' most significant union contract is with the United Food and Commercial Warehouse Workers Union which covers approximately 4,100 of Hughes' retail clerks and which is due to expire in October 1999. The remaining collective bargaining agreements, which cover approximately 300 employees, expire at various dates in the period from September 1998 to October 1999. Two labor contracts, covering a total of approximately 200 employees, have recently expired and Hughes presently is in discussion with the applicable unions and anticipates that satisfactory contracts will be negotiated. Hughes has not had a work stoppage in over 10 years and believes its labor relations are good. However, there can be no assurance that work stoppages or other labor matters will not adversely affect the Company in the future.

SEASONALITY

No material portion of Hughes' business is affected by seasonal fluctuations, except that sales are generally stronger surrounding holidays, especially from Thanksgiving through New Year's Day. In addition, Hughes' fiscal year historically has ended on the Saturday closest to the last day of February and generally consisted of 52 weeks. However, fiscal year 1996 was a 53 week year. As a result of the acquisition of Hughes by the Company, Hughes will change its fiscal year to conform with QFC's.

ENVIRONMENTAL MATTERS

Under applicable Environmental Laws, Hughes may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its stores and the land on which its stores are situated, regardless of whether Hughes leases or owns the stores or land in question and regardless of whether such environmental conditions were created by Hughes or by a prior owner or tenant.

Hughes believes it currently conducts its business, and in the past has conducted its business, in substantial compliance with applicable Environmental Laws and regulations. In addition, compliance with federal, state and local laws enacted for protection of the environment has had no material effect on Hughes.

In connection with the Hughes acquisition, QFC reviewed existing reports and retained environmental consultants to conduct an environmental audit of Hughes' operations in order to identify conditions that could have material adverse effects on the Company. Phase I environmental site assessments were conducted on the Hughes stores and store sites. These Phase I environmental site assessments did not reveal any environmental matter that is likely to have a material adverse effect on the Company.

SANTEE DAIRIES

Each of Hughes and Stater Bros. Markets "Stater" owns a 50% interest in Santee, which operates one of the largest dairy plants in California. Santee processes, packages and distributes fluid whole, 2%, 1% and skim milk, as well as orange juice, fruit drinks and certain cultured products under the Knudsen, Foremost and certain store brand names. While the Company believes that all of Santee's products have a reputation for high quality, Santee promotes Knudsen as its premium label. Santee is the exclusive licensee of the Knudsen trademark from Kraft for fluid milk, juices and certain cultured items in the Southern California market. In addition, Santee is the exclusive licensee from Foremost Farms, USA, of the Foremost trademark for fluid milk in

Southern California. Santee also processes, packages and distributes Hershey chocolate milk under license and processes and packages orange juice for Sunkist. In calendar 1995, Santee processed approximately 70 million gallons of fluid products, including approximately 54 million gallons of fluid milk and in calendar 1996 processed approximately 73 million gallons of fluid products and approximately 54 million gallons of fluid milk. During calendar 1996, Santee sold an aggregate of approximately 60% of its fluid product volume to its owners, Hughes and Stater. During calendar 1996, Stater purchased more than twice as much fluid milk from Santee than did Hughes. Santee also sells to various non-owner grocery supermarkets, independent food distributors, military bases and food service providers in Southern California and surrounding areas.

Santee's existing dairy plant was built in 1914 at its current location. Due to the age of the plant, Santee has been required to make significant expenditures for repairs and maintenance over the past several years. Despite these investments, operating costs have continued to rise. In order to provide a consistent source of milk to accommodate expected expansion at both Hughes and Stater, and in order to contain costs, Santee has begun construction of a new dairy plant in the City of Industry, California. The Company believes that the new facility, which is expected to be fully operational by March 1998, will increase Santee's capacity to process milk from approximately 250,000 gallons per day to approximately 350,000 gallons per day, with the ability to expand capacity to approximately 500,000 gallons per day. Hughes expects that the new facility, when fully operational, will also lower Santee's costs of producing fluid milk and other products, and that automation at the new facility will permit Santee to operate two daily shifts instead of three, thus reducing its labor costs.

Construction costs of the new dairy are estimated to be approximately $100.0 million, including production equipment and capitalized interest and other costs. However, there can be no assurance that the cost of the new dairy will not exceed this amount. To provide the funds necessary to finance the construction, Santee is seeking to issue $80.0 million of secured senior notes in a private placement, the primary terms of which have been agreed to in principle. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

Santee had approximately 500 employees as of the end of 1996, of which approximately 400 were unionized. According to Hughes' management, Santee has not experienced a work stoppage since Hughes made its investment in Santee in 1986 and believes its labor relations are good.

Santee's other 50% owner, Stater, a subsidiary of Stater Bros. Holdings, Inc., is a leading Southern California supermarket chain, operating approximately 110 supermarkets located primarily in the Inland Empire region of Southern California (consisting primarily of Riverside and San Bernardino Counties, but also including parts of Orange, Kern and Los Angeles countries). According to publicly available information, Stater had approximately $1.7 billion of sales and $59.8 million of EBITDA for the fiscal year ended September 29, 1996.

ITEM 2--PROPERTIES

QFC

    At March 21, 1997, QFC leased 59 of its 64 supermarkets and its administrative facilities under non-cancelable operating leases with various terms expiring through December 2053, including renewal periods. The average remaining term of QFC's leases (including all renewal options) is approximately 31 years, with only two of these leases subject to expiration within five years. Of the 20 stores expected to be retained in the KUI acquisition, 18 will be leased and two will be owned. The average remaining term of the leases of these 18 KUI stores (including renewal options) is approximately 32 years, and only one of such leases (expiring in April 1997) is subject to expiration within five years.

    QFC typically renegotiates a store lease prior to committing to a major store remodel. The leases generally provide for minimum rental amounts, with contingent rental payments based on a percentage of gross sales, plus real estate tax payments and reimbursement of certain common-area maintenance costs. QFC owns most of the equipment, furniture and fixtures at its retail and administrative locations and has made leasehold improvements at most locations.

    QFC may seek to increase its ownership of future store locations in instances where management believes that it can better control occupancy expenses through ownership. At March 21, 1997, QFC owned the real estate at six of its store facilities in operation, two of which were part of small shopping centers owned by QFC. The real estate operations of these centers are currently not material to QFC's results of operations. During 1995 and 1996, QFC sold two of the centers it previously operated, and the others are currently for sale. QFC retained ownership of its store buildings and pads in the centers that were sold, and intends to do so in the remaining center to be sold as well. There are no mortgages on QFC's owned stores.

    QFC has entered into option agreements for, and purchased, real estate within its existing Seattle/ Puget Sound market areas where it plans to locate stores in the future. Certain of these store locations are in the entitlement process or subject to other contingencies. QFC is actively pursuing other new store locations and acquisition opportunities.

HUGHES

    Hughes currently operates a total of 57 stores in Southern California. Thirty stores are located in Los Angeles County, 13 in Orange County, seven in San Bernardino County, four in Ventura County and three in Riverside County. Of these 57 stores, 54 stores are leased, including five stores that are leased to partnerships in which ownership interests are held by various members of the Hughes family. The Company believes that these leases are on terms not less favorable to Hughes than could have been obtained had the properties been leased from unrelated parties. Hughes' leases generally provide for a 25 year initial term and for contingent rent based on sales. At December 31, 1996, the average remaining term on Hughes' leases, including unexercised options to extend, was approximately 25 years. Two of these leases are due to expire in the next five years.

    In addition, Hughes directly owns three of its stores. At December 31, 1996, mortgages on these stores totalled approximately $1.0 million. Hughes also owns its 600,000 square foot distribution facility and its headquarters, both of which are located on a 38 acre parcel of land in Irwindale, California.

ITEM 3--LEGAL PROCEEDINGS

    The Company (including QFC, KUI and Hughes) is currently involved in a number of other legal proceedings which have arisen in the ordinary course of business. Management believes these proceedings will not, in the aggregate, have a material impact on the Company's operations or financial condition. However, the Company is unable to predict whether the outcome of such actions may or may not have a material adverse effect on the Company's results of operations in a particular future period as the timing and amount of any resolution of such actions and their relationship to future results of operations are not known.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of fiscal 1996 to a vote of shareholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5--MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

The common stock of the Company is traded on the New York Stock Exchange under the symbol "XQ". Prior to February 20, 1997, the Company's stock was traded on the Nasdaq National Market, under the symbol "QFCI". Presented below are quarterly closing sale price ranges for the Company's common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                                          FISCAL YEAR ENDED     FISCAL YEAR ENDED
                                                                         --------------------  --------------------
                                                                               12/28/96              12/30/95
                                                                         --------------------  --------------------
                                                                            HIGH        LOW       HIGH        LOW
                                                                         ---------  ---------  ---------  ---------
First Quarter..........................................................  $  23 1/4  $  20 1/4  $  24 1/2   $ 21 1/4
Second Quarter.........................................................     29 1/4     22 1/4     22 1/4     19
Third Quarter..........................................................     31 1/2     25 1/2     26 3/4     19 1/2
Fourth Quarter.........................................................     39 1/2     30 1/16    22 1/2     19 1/2

    The Company had approximately 2,660 shareholders of record as of March 15, 1997.

    The Company currently does not pay cash dividends on its common stock and presently intends to retain available funds to finance the growth and operations of its business. Subject to certain exceptions, the new credit facility restricts the payment of cash dividends on the common stock, and the indenture also restricts the making of certain payments, including cash dividends, by the Company on its common stock. In February 1995, QFC paid a cash dividend of $.05 per share, or an aggregate of $1.0 million, to its shareholders, but subsequently discontinued the payment of dividends as the result of prohibitions set forth in the Company's prior credit facility. During 1994, QFC paid quarterly cash dividends of $.05 per share for an annual rate of $.20 per share, or an aggregate of $3.9 million for the year.

ITEM 6--SELECTED FINANCIAL DATA


                             five-year summary of
                            selected financial data


FISCAL YEAR ENDED
(IN THOUSANDS EXCEPT
PER SHARE DATA)                             DEC. 28,  1996  DEC. 30, 1995  DEC. 31, 1994  DEC. 25, 1993  DEC. 26, 1992
------------------------------------------  --------------  -------------  -------------  -------------  -------------
sales.....................................   $  805,281      $  729,856     $  575,879     $  518,260     $  460,107
operating income..........................       48,997          42,777         39,212         38,897         36,845
interest expense..........................        9,890           9,639             --             --             --
net earnings..............................       25,418          20,216         26,377         25,994         25,076
earnings per share........................         1.71            1.28           1.34           1.33           1.28
weighted average
shares outstanding........................       14,888          15,830         19,656         19,592         19,623
cash dividends per share..................   $       --      $      .05     $      .20     $      .15     $       --
total assets..............................      304,017         284,000        208,611        181,912        151,671
long--term debt...........................      145,000         164,500             --             --             --
shareholders' equity......................       76,798          45,367        158,178        133,620        108,345
depreciation and amortization.............       19,477          16,170         11,604          9,283          7,782

------------------------

(1) 53-week fiscal year.

(2) Includes one-time charge of $1.4 million, or $.08 per share, resulting from the Company's recapitalization completed in March 1995.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The information contained herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the supermarket industry in general and in the Company's specific market areas, changes in prevailing interest rates and the availability of financing, inflation, changes in costs of goods and services, economic conditions in general and in the Company's specific market areas, labor disturbances, demands placed on management by the substantial increase in the size of the Company because of the acquisitions described below, and changes in the Company's acquisition plans. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

                              recent developments

On March 19, 1997, the Company acquired Hughes Markets, Inc. ("Hughes"), including the assets and liabilities related to 57 grocery stores in Southern California and a 50% interest in Santee Dairies, Inc. ("Santee"), one of the largest dairy plants in California. Consideration for the merger consisted of $358.8 million in cash and the assumption of approximately $32.5 million of indebtedness of Hughes. In addition, on February 14, 1997, the principal operations of Keith Uddenberg, Inc. ("KUI") were merged into a subsidiary of the Company, including 22 Stock Market and three Thriftway supermarkets located in the Seattle/Puget Sound region of Washington. As consideration for the assets and operations being merged, the Company paid $35.3 million in cash, issued 904,646 shares of the Company's common stock and assumed $24.3 million of the KUI indebtedness. With the addition of KUI, the Company continues its strategy of in-market and contiguous expansion within the Seattle/Puget Sound region, while the acquisition of Hughes represents the Company's strategy to enter into new markets; both are major developments toward the Company's overall strategy of becoming a leading multi-regional operator of premium supermarkets.

    As part of the financing of the Hughes and KUI transactions, on March 19, 1997, the Company sold an additional 5,175,000 shares of common stock through a secondary offering, issued $150.0 million aggregate principal amount of senior subordinated notes (at 8.7%) to institutional investors, and entered into an agreement to amend and restate its existing credit facility. The new credit facility consists of a $250.0 million term loan facility, a $125.0 million revolving credit facility (available for working capital and other general corporate purposes) and a $225.0 million reducing revolving acquisition credit facility. The Company used $193.2 million of proceeds from the common stock offering, $146.2 million of proceeds from the notes offering, and $250.0 million of borrowings under the new credit facility to finance the Hughes acquisition, to refinance $197.4 million of the Company's bank indebtedness outstanding at the time of the financings (including $59.6 million incurred in connection with the KUI acquisition), and to pay related fees and expenses, leaving approximately $31 million of cash on hand for general corporate purposes.

    As a result of these Acquisitions, the Company will operate 89 stores in the Seattle/Puget Sound region as well as 56 Hughes stores in Southern California. The Acquisitions will more than double the size of the Company, and managing the Company and integrating the acquired businesses will present a new challenge to management. In order to facilitate this phase of the Company's development, the Company has hired a new chief executive officer and a senior vice president for corporate development to pursue and integrate acquisitions at a holding company level, thus allowing current senior management to remain focused on existing operations. Because of the magnitude of the Acquisitions, the Company's operations after consummation of the Acquisitions will not be comparable to QFC's or Hughes' historical operations prior thereto. Each of the Hughes Acquisition and the KUI Acquisition will be accounted for under the "purchase" method of accounting. The Company's capitalization will also change, reflecting the issuance of shares as well as a significant increase in long-term debt and a related increase in interest expense.

                                   overview

QFC reported record sales and operating income for its tenth consecutive year and the Company's margins remain well in excess of the average for the supermarket industry. Following four years of food price deflation, the Company experienced modest food price inflation in 1996. The Puget Sound area is also experiencing a stronger regional economy and population growth than in recent years. While the supermarket industry remains highly competitive, the Company experienced less of an impact from competitive store remodels and new store openings near the Company's stores than in recent years. As a result of these and other factors, the Company experienced a strong increase in same store sales for 1996.

     1996 included a full year impact of two major transactions completed in March 1995, including the acquisition of Olson's Food Stores, Inc. ("Olson's"), including 12 of its grocery stores, and its interest in certain grocery stores in various stages of development, in a merger effected through a combination of stock and cash with a total value of approximately $60.0 million. The other significant development in 1995 was the major recapitalization completed in March, where the Company reduced its outstanding shares by six million and incurred $164.5 million in long-term debt, whereas the Company had no long-term debt at the beginning of the year. The recapitalization resulted in lower cash balances, less interest income and significant interest expense. Further, during the first quarter of 1995, the Company recorded a one-time charge of $1.4 million for nondeductible expenses associated with the recapitalization.

    The table below sets forth items in the Company's statements of earnings as a percentage of sales:

                                                                                             1996       1995       1994
                                                                                           ---------  ---------  ---------
sales....................................................................................      100.0%     100.0%     100.0%
cost of sales & related occupancy expenses...............................................       75.0       75.4       74.8
                                                                                           ---------  ---------  ---------
gross margin.............................................................................       25.0       24.6       25.2
marketing, general & administrative expenses.............................................       18.9       18.7       18.4
                                                                                           ---------  ---------  ---------
operating income.........................................................................        6.1        5.9        6.8
interest income..........................................................................        0.1        0.1        0.2
interest expense.........................................................................        1.3        1.3         --
other expense............................................................................         --        0.2         --
                                                                                           ---------  ---------  ---------
earnings before income taxes.............................................................        4.9        4.5        7.0
taxes on income..........................................................................        1.7        1.7        2.4
                                                                                           ---------  ---------  ---------
net earnings.............................................................................        3.2%       2.8%       4.6%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

                                     sales

Over the past three years, sales increases have been driven primarily by the acquisition and opening of new stores and the expansion and remodeling of existing stores. The following table provides information pertaining to the Company's sales increases over the three fiscal years ended December 28, 1996.

                                                                                               CHANGE FROM PRIOR FISCAL YEAR
                                                                                              -------------------------------
                                                                                                1996       1995       1994
                                                                                              ---------  ---------  ---------
total sales increase........................................................................       10.3%      26.7%      11.1%
store square footage increase...............................................................        5.7%      46.2%      22.1%
same store sales increase (decrease)........................................................        3.3%      (1.5)%      0.4%

Sales for 1996 were $805.3 million, an increase of $75.4 million, or 10.3%, reflecting a full 52-weeks of sales from the 17 stores added in 1995, higher sales in stores remodeled during the year, sales from the two stores acquired in mid-October and the 3.3% increase in same store sales. The improvement in same store sales from 1995 to 1996 reflects improved merchandising, strong sales increases in two replacement stores, higher sales in remodeled stores and strong sales in certain stores that were affected by the opening and remodeling of nearby competitive stores in prior years.

    Sales for 1995 were $729.9 million, an increase of $154 million, or 26.7%. Excluding the impact of the 53rd week in 1994, sales would have increased 29%. This large sales gain was due primarily to the acquisition of 16 stores in March 1995 and construction of one new store in November 1995.

    Sales for 1994 reached $575.9 million, an increase of $57.6 million, or 11.1%, reflecting the addition of seven stores and the additional week due to 1994 being a 53-week year.

    Sales per square foot of selling space were $543, $548 and $619 in fiscal 1996, 1995 and 1994. This trend, and the decrease in same store sales during fiscal 1995 and only modest increase in 1994, were the result of several factors, including: (i) new, larger and less mature stores became a more significant part of the Company's sales, (ii) older stores were maturing to a level where substantial sales growth was more difficult and (iii) the Company experienced food price deflation combined with a softer regional economy in 1995 and 1994. In addition to these factors, the decreases in 1995 were largely due to lower sales in certain existing stores resulting from the Company's competitors opening, replacing or remodeling an unusually large number of stores located near the Company's stores during the fourth quarter of 1994 and throughout 1995, combined with 1994 sales that were higher than normal in the affected stores due to the closure of certain of these competitors' stores while they were being remodeled or replaced. In addition, the Company followed a strategy of opening stores in certain locations intended to enhance the Company's competitive position and protect its market share but that reduced sales in its nearby existing stores.

    Management estimates only a few competitive store openings and modest food price inflation in 1997 and believes that same store sales should remain positive in 1997.

                                  inflation

    During 1996, the Company experienced food price inflation of less than 1.0%. In 1995, the Company's sales reflected food price deflation of nearly 1% in the first two quarters, flat prices in the third quarter, and after more than four years of deflation, food price inflation of approximately 0.5% during the fourth quarter. During 1994 the Company's sales reflected food price deflation of approximately 1.4%.


                 cost of sales and related occupancy expenses

    Cost of sales and related occupancy expenses decreased to 75.0% of sales for 1996, as compared to 75.4% for 1995. The improvement in cost of sales and related occupancy expenses was primarily a result of improved buying and merchandising and a greater mix of sales in higher margin service departments, which more than offset higher occupancy expenses resulting from the 1995 acquisitions and construction of new stores. The Company's 1996 charge for its last-in, first-out (LIFO) inventory method was equal to its 1995 charge of $0.6 million.

    The 0.6% of sales increase in 1995 was primarily due to lower initial margins and higher occupancy expenses in the new and acquired stores due to the larger square footage and higher rent structure in the newer stores. Also, due to the slight inflation during the fourth quarter of 1995, the Company recorded a $0.6 million LIFO charge, whereas the adjustment for LIFO inventory resulted in no change in cost of sales in 1994.

    The slight increase in cost of sales in 1994 was due primarily to (i) promotional pricing for the opening of new and remodeled stores, (ii) ongoing competitive pricing and (iii) rising occupancy costs, including depreciation and amortization resulting from new and remodeled stores. The impact of these factors on gross margin over the three fiscal years ended December 30, 1995 was largely mitigated by a larger portion of sales coming from higher margin service departments, more effective merchandising and buying, and reduced inventory shrinkage due to improved systems and controls.


                marketing, general and administrative expenses

Marketing, general and administrative expenses (operating expenses) increased to 18.9% of sales, as compared to 18.7% of sales for 1995. The increase in expenses is primarily attributable to contractual rate increases from union contracts effective in May and August of 1996, additional labor for preparation of higher margin products, and a 10% increase in the union benefit contributions rate effective in July 1996. During 1996, the Company also incurred a full year of amortization of intangibles created in connection with 1995 acquisitions as well as additional startup and promotional expenses incurred in connection with remodels completed during the year.

    Marketing, general and administrative expenses as a percent of sales, increased 0.3% of sales to

18.7% in 1995 after a 0.6% of sales increase in 1994.
These increases resulted from various factors. While sales in these years reflected continued deflation, rates for certain operating expenses, such as store labor and utilities, continued to increase and the decline in sales in stores affected by competitive openings resulted in deleveraging of operating expenses. Also, lower sales per square foot and higher expenses associated with new stores had an impact on operating expenses. Operating expenses in 1995 also include an additional $1.7 million in amortization arising from intangibles created in connection with 1995 acquisitions. These expense increases were partially offset during the fourth quarter when the Company's chairman received stock options in lieu of a management fee, which would have been approximately $0.5 million.


                               operating income

Operating income increased over the previous year by 14.5% in 1996 and 9.1% in 1995, after an increase of less than 1% from 1993 to 1994. Operating margins increased to 6.1% of sales in 1996 as compared to 5.9% of sales in 1995 and 6.8% of sales in 1994. The increase in 1996 reflects the 10.3% increase in sales and the improvement in cost of sales. The decline in 1995 was due to higher cost of sales and occupancy expenses and higher operating expenses, as described above.


                                   interest

Interest income decreased by 6.8% for 1996 compared to 1995, and 46.3% in 1995 as compared to 1994, reflecting lower cash balances due to the recapitalization completed in March 1995.

Interest expense of $9.9 million for 1996 and $9.6 million for 1995 reflects interest on the debt assumed (and refinanced) in the Olson's merger and debt incurred in connection with the recapitalization. Interest expense was net of approximately $1.3 million and $0.2 million of interest capitalized in connection with store construction and remodeling costs incurred during 1996 and 1995, respectively. The Company had no borrowings or related interest expense in 1994.


                                other expense

The Company incurred a one-time charge of $1.4 million in 1995 for fees paid in connection with its recapitalization. The remaining costs of approximately $2.9 million incurred in connection with the recapitalization were recorded as a reduction in shareholders' equity.


                                 income taxes

The Company's effective federal income tax rate decreased to 35.8% in 1996, as compared to an effective tax rate of 37.3% for 1995, as a result of the non-deductible one-time charge of $1.4 million recorded as other expense in 1995. The difference between the Company's effective income tax rate and the federal statutory rate for 1996 was primarily due to the non-deductible amortization of goodwill and certain other assets that were recorded in connection with the Olson's merger. The 1994 effective tax rate was 34.3%.


                                 net earnings

Net earnings for 1996 increased by 25.7% to $25.4 million, as compared to $20.2 million for 1995. The increase was due to (i) the 14.5% increase in operating income, (ii) the $1.4 million decrease in other expense and (iii) the decrease in the effective tax rate offset by higher interest expense. Earnings per share were $1.71 per share on 14.9 million weighted average shares outstanding, as compared to $1.28 per share on 15.8 million weighted average shares outstanding for 1995.

    While 1995 operating income was higher than in 1994, net earnings declined from $26.4 million to $20.2 million due to an increase in net interest expense of $10 million, the higher effective tax rate and the $1.4 million one-time charge incurred in connection with the recapitalization. Reflecting the new capital structure following the recapitalization, weighted average shares outstanding declined from 19.7 million in 1994 to 15.8 million in 1995. Earnings per share were $1.28 for 1995 compared with $1.34 in 1994. Excluding the $1.4 million one-time charge, net earnings and earnings per share in 1995 would have been $21.6 million and $1.36, respectively.

                           accounting pronouncements

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was recently issued and was effective for QFC's fiscal year ended December 28, 1996. QFC, as allowed, intends to continue to measure stock-based compensation using its current method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25. Although the Company will be required to disclose certain additional information related to its stock options and employee stock purchase plans, management believes the impact to the financial statements, taken as a whole, will not be material.


                        liquidity and capital resources

The Company's principal source of liquidity has been cash generated from operations. The Company's credit facility is another source of liquidity. The Company's cash and cash equivalents increased $2.5 million in 1996 to $14.6 million primarily due to an increase in cash provided by operations of $50.9 million, $2.7 million of proceeds received from the sale of real estate and $2.4 million from the issuance of common stock, which more than offset capital expenditures of $33.0 million and a reduction in borrowings under the Company's current credit facility of $19.5 million. The ratio of current assets to current liabilities at December 28, 1996 was 1.05 to 1, compared with 1.09 to 1 at December 30, 1995. As discussed below, the Company refinanced its outstanding bank borrowings when it entered into the amended credit facility in connection with the Hughes merger, leaving the Company with approximately $350.0 million of unused committed borrowing capacity. In addition, as a result of the financings completed in connection with the Hughes merger described above, the Company has an additional $31.0 million in cash available for general corporate purposes.

    The Company's expansion and remodeling and new store activities for the period from 1986 through December 28, 1996 are summarized below:

                                                   NEW OR        SQUARE       CAPITAL
                  MAJOR                           ACQUIRED        FEET      EXPENDITURES
                REMODELS1      RE-REMODELS2        STORES        ADDED     (IN THOUSANDS)
              -------------  -----------------  -------------  ----------  --------------
1986                3               --                  1         58,000      $   3,500
1987                2               --                 --          8,000          5,700
1988                5               --                 --         16,000          7,600
1989                2               --                  2         85,000          9,900
1990                1                2                  3        107,000         16,600
1991                2                1                  3        127,000         25,900
1992                5                1                  3        137,000         26,800
1993                3               --                  5        173,000         43,000
1994                2                2                  7        239,000         28,200
1995                5                2                 17        609,000         89,100
1996                5                8                  2        111,000         33,000

              -------------  -----------------  -------------  ----------  --------------
total              35               16                 43      1,670,000      $ 289,300
              -------------  -----------------  -------------  ----------  --------------
              -------------  -----------------  -------------  ----------  --------------

------------------------

(1) Includes replacement stores.

(2) "Re-remodeled" stores are stores that have been remodeled within five years of a prior remodeling.

After adding 46% to its square footage in 1995, the Company's most active year to date in terms of growth, 1996 has been another productive year. In March 1996, the Company opened a new 41,000 square foot store in the Northgate area, which replaced a 14,000 square foot store in the same area. In
August 1996, the Company opened a 66,000 square foot University Village store, replacing a 31,000 square foot store. QFC continues to invest in its existing stores to keep them up-to-date. In addition to the two replacement stores, during 1996, QFC remodeled three of the stores acquired from Olson's in 1995 and completed remodelings of eight other stores. The Company has also commenced construction of a new 45,000 square foot Harvard Market store which is expected to be completed in mid-1997. On October 19, 1996 the Company acquired two stores located in Seattle, Washington from a local independent retailer. The stores are 18,000 and 26,900 square feet, and the Company has commenced a substantial remodeling of one of the stores. In addition to these remodels, the Company's fiscal 1997 remodel plans currently include thirteen of its QFC stores and 13 of the stores it acquired in the KUI merger. Additionally, the Company has secured a number of other sites that are still in the entitlement process or subject to other contingencies.

    The Company owns the real estate at eleven of its 147 store facilities in operation. The Company owns the strip shopping centers where two of these stores are located; however, the real estate operations of these centers are currently insignificant to the Company's results of operations. The Company sold a shopping center in the third quarter of 1996 as well as one in the first quarter of 1995 (excluding its store buildings and pads). The remaining shopping centers are for sale, however, the Company plans to retain ownership of its store buildings and pads. The remaining stores are leased under long-term operating leases.

    Capital expenditures, which include the purchase of land, fixtures, equipment and leasehold improvements, as well as the purchase of leasehold interests, other property rights, goodwill and covenants not to compete, were $33.0 million in 1996. In 1997, the Company added 25 new stores as a result of the KUI merger and an additional 56 stores from the Hughes merger. The Company has currently budgeted capital expenditures for 1997 of approximately $62 million in order to remodel existing stores and to acquire and open new stores in the Pacific Northwest and Southern California. However, the Company will continue to seek attractive acquisitions of other regional supermarkets and supermarket chains, as well as additional stores and store sites and actual capital expenditures may increase significantly to the extent that these opportunities arise and the Company is able to obtain financing for these acquisitions. Accordingly, the Company is unable to predict with certainty its capital expenditure budget for fiscal 1997 or any future period. Capital expenditures may also be increased to the extent the Company is required to invest funds in Santee resulting from Santee's inability to obtain long-term financing.

    As part of the Hughes merger, the Company acquired a 50% interest in Santee Dairies, Inc. Santee has begun construction of a new dairy plant in order to provide a consistent source of milk, accommodate expected expansion and contain operating costs. The estimated cost of construction is approximately $100.0 million (including production equipment and capitalized interest and other costs). The new dairy is scheduled to be completed in December 1997 and be operational by March 1998. Approximately 40% of the aggregate budgeted capital expenditures have been made. Negotiations are currently under way with certain parties to purchase approximately $80.0 million of senior secured notes to finance construction costs. There is no assurance, however, that Santee will be able to obtain this long-term financing on acceptable terms, or at all. In that regard, the Company, and the other 50% partner, may be required to provide certain credit support for any long-term financing which Santee may arrange or otherwise enter into agreements intended to assure repayment of such indebtedness. Santee is currently in default under certain of the financial covenants relating to its existing credit facilities, and is negotiating with its lender to extend its existing credit facilities and to obtain the appropriate waivers. Notwithstanding such default, its lender has allowed Santee to continue to borrow under its existing credit facility without a formal waiver.

    During 1994, the Company paid cash dividends of $0.20 per share of the Company's common stock totaling $3.9 million and a dividend of $0.05 per share was paid in February 1995, totaling $1.0 million. The Company has discontinued the payment of cash dividends on its common stock and presently intends to retain available funds to finance the growth and operations of its business.

    On March 19, 1997, in connection with the Hughes merger, the Company entered into a new credit facility which replaced the credit facility it entered into in connection with its 1995 recapitalization. The new credit facility consists of
(i) a $250 million term loan facility (the "Term Loan Facility"), (ii) a $125 million revolving credit facility (the "Revolving Credit Facility") and (iii) a $225 million reducing revolving credit facility (the "Acquisition Facility"). Principal repayments under the Term Loan Facility are due in quarterly installments from June 30, 1998 through the final maturity of the new credit facility in March of 2004 and the Company will be required to repay borrowings under the Term Loan Facility with the proceeds from certain asset sales and, under certain circumstances, with cash flow in excess of certain specified amounts. The Revolving Credit Facility is available for working capital and other general corporate purposes, including permitted acquisitions, and any outstanding amounts thereunder will become due on March 31, 2004. The Acquisition Facility is to be used to consummate permitted acquisitions and will become due on March 31, 2004. In addition, the maximum amount of available borrowings under the Acquisition Facililty will decline by $25 million each year (subject to certain possible adjustments) commencing March 31, 2000, and the borrower thereunder will be required to repay borrowings thereunder to the extent that they exceed the reduced amount of the Acquisition Facility. Additionally, the Revolving Credit Facility and the Acquisition Facility may be used to make investments in Santee in an amount not to exceed $80.0 million to finance construction of Santee's new dairy. On the date the new credit facility became effective, the Company borrowed $250.0 million under the Term Loan Facility. At the Company's option, the interest rate per annum applicable to the new credit facility will either be (1) the greater of one of the bank agents' reference rate or 0.5% above the federal funds rate in each case, plus a margin (0% initially) or (2) IBOR plus a margin (0.875% initially), in each case with margin adjustments dependent on the borrower's senior funded debt to EBITDA ratio from time to time. The new credit facility contains a number of significant covenants that among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, impose specified financial tests as a precondition to the Company and its subsidiaries' acquisition of other businesses, and limit the Company and its subsidiaries from making certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. The obligations of the Company under the new credit facility have been guaranteed by certain existing subsidiaries. In addition, the Company has pledged the outstanding shares of such subsidiaries as security under the facility. In addition, the Company and its subsidiaries will be required to comply with specified financial ratios and test, including an interest and rental expense coverage ratio, a total funded debt to EBITDA ratio, a senior funded debt to EBITDA ratio and a minimum net worth test. The covenants and ratios under the new credit facility and the notes described below were negotiated to provide appropriate flexibility to facilitate the Company's growth strategies.

     As discussed above, on March 19, 1997, the Company issued $150 million aggregate principal amount of Senior Subordinated Notes in a private offering. The Notes will mature on March 15, 2007. The Notes bear interest at 8.70% per annum with interest payable in cash semi-annually on March 15 and September 15 of each year, commencing September 15, 1997. The Notes are redeemable, in whole or in part, at the option of the Company beginning March 15, 2002, at redemption prices declining over time from 104.35% of the principal amount in the year 2002 to 100% of the principal amount in the year 2005 and thereafter, in each case plus accrued and unpaid interest to the redemption date. In addition, at any time prior to March 15, 2000, the Company may redeem up to 20% of the aggregate principal amount of the Notes originally issued at a redemption price of 108% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more public offerings of Common Stock of the Company, provided that at least 80% of the aggregate principal amount of the Notes originally issued remains outstanding immediately after the occurrence of such redemption. The obligations of the Company pursuant to the Notes are guaranteed by certain of QFC's existing subsidiaries (the "Guarantors"). The Notes are general unsecured obligations of the Company and the Guarantors, respectively, subordinated in right of payment to all existing and future senior debt of the Company and the Guarantors, as applicable, including borrowings and guarantees under the new credit facility. Upon a change of control, the Company will be required to offer to repurchase all outstanding Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The Company will also be obligated in certain circumstances to offer to repurchase Notes at a purchase price of 100% of the principal amount thereof, plus accrued interest, with the net cash proceeds of certain sales or other dispositions of assets. The Indenture relating to the Notes contains certain covenants that limit, subject to certain significant exceptions, the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness and issue disqualified stock; pay dividends or make certain other distributions; cause or permit to exist any consensual restriction on the ability of certain parties to pay dividends or make certain other distributions; layer indebtedness; create certain liens securing indebtedness other than senior debt; enter into certain transactions with affiliates; enter into certain mergers and consolidations or engage in new lines of business.

     The Company anticipates that cash flow from operations and borrowings under the new credit facility will be sufficient to provide financing for the $62 million of capital expenditures which is currently budgeted through the end of fiscal 1997. However, to the extent that the Company pursues additional acquisitions or seeks to make additional expenditures or to the extent that Santee is unable to obtain the required financing for its new dairy, the Company may be required to seek additional sources of financing, which may include additional borrowings or sales of its common stock and there can be no assurance that the Company will be able to obtain such additional financing on acceptable terms or at all. In December 1996, the Company filed a universal shelf registration statement with the Securities and Exchange Commission registering for sale to the public, an aggregate of $500.0 million of securities, under which, after the secondary common stock offering described above, $298.2 million of common stock, preferred stock and certain debt securities may be sold. The Company has from time to time issued shares of common stock for all or a portion of the purchase price of acquisitions (as it did for a portion of the Olson's Merger in 1995 and as it did in the KUI acquisition) and may do so again in the future.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements on page 51 for the Company's financial statements and notes thereto. All other schedules have been omitted as not required or not applicable or because the information required to be presented is included in the financial statements and related notes.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no change in independent auditors during the past two fiscal years, and there has been no disagreement with the Company's independent auditors on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers and directors of the Company are as follows:


NAME                              AGE    POSITION
----                             -----   --------
Stuart M. Sloan                   53     Chairman of the Board

Christopher A. Sinclair           46     President, Chief Executive Officer and Director

Dan Kourkoumelis                  45     President, Chief Executive Officer and Director

Frederick Meils                   55     Senior Vice President, Corporate Development

William P. Ketcham                46     Senior Vice President, Marketing and Public Affairs

Marc W. Evanger                   42     Vice President, Chief Financial Officer and Secretary/Treasurer

John W. Creighton, Jr.            64     Director

Maurice F. Olson                  52     Director

Marc H. Rapaport                  40     Director

Sheli Z. Rosenberg                55     Director

Ronald A. Weinstein               55     Director

Samuel Zell                       55     Director


    The Company's Articles of Incorporation provide that the Board of Directors is divided into three classes: Class I, Class II and Class III. Each Class is as nearly equal in number as possible. Currently the Board of Directors consists of nine persons. Unless a director has been appointed to fill a vacancy or to fill a position that was created by increasing the number of directors, each director serves for a term ending at the third annual shareholders' meeting following the annual meeting at which such director was elected. Each director serves until such director's successor is elected and qualified or until such director's earlier death, resignation or removal.

    Two designees of Zell Chilmark (Mr. Zell and Mrs. Rosenberg) are members of the Company's Board of Directors in accordance with the terms of the Recapitalization and Stock Purchase and Sale Agreement dated as of January 14, 1995 (the "Recapitalization Agreement") among the Company, Stuart M. Sloan and Zell/Chilmark Fund L.P. ("Zell Chilmark"). A Standstill Agreement dated as of January 14, 1995 between the Company and Zell Chilmark (the "Zell Chilmark Standstill Agreement") provides that (i) Zell Chilmark will continue to have two representatives on the Company's Board as long as Zell Chilmark owns at least 10% of the outstanding common stock; (ii) the Company will not increase the size of its Board beyond nine members as long as Zell Chilmark is entitled to two Board designees and (iii) with certain exceptions, Zell Chilmark will vote its common stock for the election or removal of directors of the Company either (a) in accordance with the recommendations of a majority of the Company's disinterested directors or (b) in the same proportion as the other shareholders vote on such matter. The Zell Chilmark Standstill Agreement also imposes limitations on how Zell Chilmark may vote its common stock with respect to any matter that would relate to a possible change in control of the Company. See "Item 12--Security Ownership of Certain Beneficial Owners and Management."

    The terms of the Agreement and Plan of Merger dated as of November 20, 1996, among the Company, QHI Acquisition Corporation and Hughes provide that at the request of Roger K. Hughes, President and Chief Executive Officer of Hughes, the Company shall cause Mr. Hughes to be appointed as a director of the Company promptly following the closing of the transactions contemplated by such Agreement and to cause Mr. Hughes to be nominated for re-election as a director, if he should so desire, at the next ensuing meeting of shareholders at which directors, or the class of directors to which he is appointed, stand for re-election. It is expected that Mr. Hughes will be nominated for a seat on the Board of Directors of the Company at the next annual meeting of the shareholders of the Company.

    Stuart M. Sloan became a director of the Company in 1985 and has been Chairman of the Board since June 1986. Mr. Sloan served as Chief Executive Officer of the Company from June 1986 to February 1987 and again from April 1991 to September 1996. Mr. Sloan is the founder and a principal of Sloan Capital Companies, a private investment company. See "Item 13--Certain Relationships and Related Transactions". Mr. Sloan serves as a director of Anixter International, Inc., TeleTech Holdings,Inc. and Cucina! Cucina!, Inc. Mr. Sloan is a Class II director.

    Christopher A. Sinclair has been a director and President and Chief Executive Officer of the Company since September 1996. From 1984 to July 1996, Mr. Sinclair served as a senior executive officer of Pepsico, Inc. and most recently served as Chairman and Chief Executive Officer of Pepsi-Cola Company. Prior to 1984, Mr. Sinclair was a marketing executive with General Foods, Frito-Lay and Newsweek. Mr. Sinclair is a director of Mattel, Inc., Perdue Farms, Inc. and Woolworth Corporation. Mr. Sinclair is a Class II director.

    Dan Kourkoumelis became a director of the Company in April 1991. He joined the Company as a courtesy clerk in 1967 and his experience includes several ranks of store management and executive positions. Mr. Kourkoumelis was appointed Executive Vice President in 1983, Chief Operating Officer in 1987, President in 1989 and Chief Executive Officer in 1996. Mr. Kourkoumelis is a member of the Board of Directors of the Western Association of Food Chains and Washington Food Industry and serves as a director of Associated Grocers, Incorporated and Expeditors International of Washington, Inc. See "Item 13--Certain Relationships and Related Transactions". Mr. Kourkoumelis is a Class III director.

    Frederick S. Meils has been Senior Vice President of Corporate Development of the Company since January 1997. From 1971 to 1996, Mr. Meils was employed by Pepsico, Inc. and most recently served as Executive Vice President of Pepsi-Cola International. From 1989 to 1994, Mr. Meils served as President, Pepsi-Cola International Western Europe and from 1985 to 1989, he served as Executive Vice President, Pepsi-Cola North America. From 1983 to 1985, he also served as President, Pepsi-Cola International Philippines. Prior to 1985, Mr. Meils served as Senior Vice President of Finance, Pepsi-Cola International, Vice President of Financial Planning, Pepsico, Inc. and Vice President of Manufacturing, Pepsi-Cola North America.

    William P. Ketcham has served as Senior Vice President of Marketing and Public Affairs for QFC since March 1997. Prior to joining the Company, Mr. Ketcham was Vice President, Marketing for Frito-Lay International, where he performed in a similar capacity for 40 different business units. He spent ten years at ESPN where he was Senior Vice President of Network Marketing, and seven years with General Foods in Product Management and Corporate Planning.

    Marc W. Evanger joined the Company in 1984 as Controller. From 1978 to 1984, he was employed by Price Waterhouse as a Certified Public Accountant in audit, consulting, corporate tax planning and merger assignments. His prior experience included three years with the Company as a retail clerk. He was appointed Vice President in March 1986, Chief Financial Officer in February 1987 and Corporate Secretary and Treasurer in February 1988.

    John W. Creighton, Jr. became a director of the Company in December 1989. He has served since 1988 as President and a director, and since August 1991 as Chief Executive Officer of Weyerhaeuser Company, a forest products company. Mr. Creighton serves as a director of NHP, Inc., Portland General Corporation and Unocal. Mr. Creighton is a Class I director.

    Maurice F. Olson became a director of the Company in March 1995. Mr. Olson was formerly Chairman and Chief Executive Officer of Olson's Food Stores, Inc. Mr. Olson is the controlling member of Olson Management Group, LLC, a real estate development and management company, and a member of the Board of Directors of Associated Grocers, Incorporated. See "Item 13--Certain Relationships and Related Transactions." Mr. Olson is a Class II director.

    Marc H. Rapaport became a director of the Company in May 1996. Mr. Rapaport is currently Chairman and lead investor in LA Soccer Partners, L.P. He was a co-founder of the Capital Division of Jefferies and Company, Inc. in 1990 and served as Executive Vice President and Director of Corporate Finance until 1994. Prior to 1990, Mr. Rapaport served as Executive Vice President and co-director of Domestic Capital Markets at Drexel Burnham Lambert. Mr. Rapaport is a member of the Board of Governors of Cedars-Sinai Hospital. Mr. Rapaport is a Class I director.

    Sheli Z. Rosenberg has been President and Chief Executive Officer since November 1994 of Equity Group Investments, Inc. and its subsidiary Equity Financial and Management Company, both privately owned real estate and corporate investment and management firms; and has been an executive officer and director for more than the past five years of both of these companies; has been Chairman of the Board of the law firm of Rosenberg & Liebentritt, P.C. since 1980; is a director of Anixter International Inc., Capsure Holdings Corp., Sealy Corporation, Falcon Building Products, Inc., American Classic Voyages Co., Revco D.S., Inc. and Jacor Communications, Inc.; is a trustee of Equity Residential Properties Trust; was an executive officer and director until October 4, 1991 of Madison Management Group, Inc. which filed a petition under Chapter 11 of the Bankruptcy Code in November 1991; and has been Vice President of First Capital Benefit Administrators, Inc., which filed a petition under the federal bankruptcy laws in January 1995. Mrs. Rosenberg is a Class III director. See "Item 13 -Certain Relationships and Related Transactions."

    Ronald A. Weinstein served as a director of the Company from June 1986 to March 1987 and became a director again in February 1988. He was a principal of Sloan Capital Companies, a private investment company, from 1984 to July 1991. From February 1989 until April 1991, Mr. Weinstein served as Executive Vice President of Merchandising at Egghead, Inc., a reseller of microcomputer software. Mr. Weinstein serves as Chairman of B & B Auto Parts, Inc. and is a director of Molbak's, Inc. and Coinstar, Inc. Mr. Weinstein is a Class III director.

    Samuel Zell became a director of QFC in March 1995. Mr. Zell is, and since 1981 has been, Chairman of the Board of Equity Financial and Management Company and, since 1986 has been, Chairman of the Board of Equity Group Investments, Inc.; is, and since mid-1990 has been, one of two individuals who control the general partners of the general partner of Zell Chilmark; is, and since 1985 has been, Chairman of the Board of Anixter International Inc., a company engaged in the distribution of wiring systems products; from 1987 has served as Chairman of the Board and Chief Executive Officer of Capsure Holdings Corp., a company engaged in the business of specialty property and casualty insurance; is, and since 1992 has been, Co-Chairman of Revco D.S., Inc., a company that operates a chain of retail drug stores; and from August 1993 to the present has been Chairman of the Board of American Classic Voyages Co., a provider of overnight cruises in the United States; is, and since 1993 has been, Chairman of the Board of Equity Residential Properties Trust, a self-administered, self-managed equity real estate investment trust; and from 1993 to March 1995 was Co-Chairman, and from March 1995 to the present has been, Chairman of the Board and Chief Executive Officer of Manufactured Home Communities, Inc., a self-administered and self-managed equity real estate investment trust which owns and operates properties in 16 states and since 1996 has been a non-executive director of Ramco Energy PLC, an independent oil company based in the United Kingdom. Mr. Zell is also a member of the Board of Directors of Sealy Corporation. Mr. Zell is a Class I director. See "Item 13--Certain Relationships and Related Transactions."

ITEM 11--EXECUTIVE COMPENSATION

    The following table shows the compensation for services rendered for each person who served as the Chief Executive Officer of the Company and for each of the other named executive officers who earned in excess of $100,000 during fiscal year 1996 (together, the "Named Executive Officers").

                                                    SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                                              AWARDS
                                                                    ANNUAL COMPENSATION     SECURITIES
                                                   FISCAL        ------------------------   UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                         YEAR          SALARY ($)    BONUS ($)   OPTIONS(#)    COMPENSATION ($)(4)
---------------------------                       --------       ------------   ---------  -------------  -------------------

Stuart M. Sloan.........................           1996           952,816(1)     250,000     50,000                   0
   Chairman, Chief Executive Officer (1)           1995           981,068(1)           0     58,900                   0
                                                   1994         1,131,757(1)           0     50,000                   0

Christopher A. Sinclair.................           1996           173,077(2)      87,500    500,000                   0
   President, Chief Executive Officer (2)          1995                 0(2)           0          0                   0
                                                   1994                 0(2)           0          0                   0

Dan Kourkoumelis........................           1996           285,000(3)     195,000     35,000              35,009
   President, Chief Executive Officer (3)          1995           275,000(3)     145,000    130,000              35,996
                                                   1994           233,528(3)     143,000     30,000              20,862

Marc Evanger............................           1996            155,000       100,000     30,000              17,443
   Vice President, Chief Financial                 1995            150,000        75,000    100,000              17,663
   Officer                                         1994            121,093        73,000     20,000              12,929


------------------------

(1) Mr. Sloan served as the Chief Executive Officer of the Company until September 1996. Mr. Sloan continues to serve as Chairman of the Company. Mr. Sloan received only management fees from the Company for the fiscal years 1994 and 1995. From August 17, 1986 to June 16, 1996, Sloan Capital Companies, which is controlled by Mr. Sloan, received from the Company a management fee of 0.2% of the Company's total sales pursuant to a management agreement. The management fee was not adjusted during the term of the management agreement, which expired on June 16, 1996, except that for the fourth quarter of 1995, the parties agreed that Mr. Sloan would accept options to purchase 58,900 shares of the Company's stock in lieu of a cash management fee, which would have been approximately $479,000. For the period from December 31, 1995 through June 16, 1996, Mr. Sloan was paid 0.2% of sales, or $683,585, under the agreement. Subsequent to June 16, 1996 and through December 28, 1996, Mr. Sloan was paid a monthly fee, aggregating $269,231, plus a bonus payment of $250,000. See "Item 13--Certain Relationships and Related Transactions."

(2) Mr. Sinclair was appointed President and Chief Executive Officer of the Company in September 1996. See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

(3) Mr. Kourkoumelis was appointed Chief Executive Officer of the Company in September 1996. See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

(4) These amounts represent the accrued Company contributions to the Quality Food Centers, Inc. Defined Contribution Profit Sharing Plan. The amounts for 1996 include cash compensation of $24,535 and $6,969 payable to Mr. Kourkoumelis and Mr. Evanger, respectively, representing the shortfall in contributions that would otherwise have been made had a $150,000 salary limit on compensation to be considered for profit sharing contributions not been imposed by the Internal Revenue Code.

    The Company has stock option plans pursuant to which options to purchase common stock are granted to officers and key employees of the Company. The following tables show stock option grants in fiscal year 1996 to the Named Executive Officers, and the year-end value of unexercised options. No options were exercised in fiscal year 1996 by any of the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS
                                -----------------------------------------------------
                                                                                        POTENTIAL REALIZABLE VALUE
                                 NUMBER OF         % OF TOTAL                             AT ASSUMED ANNUAL RATES
                                 SECURITIES         OPTIONS                             OF STOCK PRICE APPRECIATION
                                 UNDERLYING        GRANTED TO    EXERCISE                  FOR OPTION TERM (1)
                                  OPTIONS         EMPLOYEES IN     PRICE    EXPIRATION  ---------------------------
NAME                            GRANTED(#) (2)     FISCAL YEAR    ($/SHR)      DATE        5% ($)        10% ($)
-----------------------------   --------------    ------------    -------   ----------  -----------   -------------

Stuart M. Sloan..............      50,000(3)           6.3         22.25     2/12/2006     699.500     1,773,000

Christopher A. Sinclair......     500,000(4)          63.3         31.50     9/18/2006   9,905,000    25,100,000

Dan Kourkoumelis.............      35,000(5)           4.4         31.00     9/19/2006     682,500     1,729,350

Marc Evanger.................      30,000(5)           3.8         31.00     9/19/2006     585,000     1,482,300


------------------------

(1) Potential realizable value is based on the assumption that the stock price of the Company's common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the five or ten year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price performance. No gain to the optionee is possible without an increase in the price of the common stock, which would benefit all holders of the common stock commensurately.

(2) The Company's stock option plans are administered by the Compensation Committee of the Board of Directors, which determines to whom the options are granted, the number of shares subject to each option, the vesting schedule and the exercise price. Stock options granted to Messrs. Sloan, Sinclair, Kourkoumelis and Evanger were granted pursuant to the 1993 Executive Stock Option Plan and, in the case of Mr. Sinclair, subject to shareholder approval.

(3) The options were granted on February 12, 1996, at fair market value and vest ratably over five years.

(4) The options were granted on September 18, 1996, at fair market value and vest subject to continued employment and are 100% exercisable at the earlier of seven years or at such time as the Company's common stock trades at $40.00 per share for any consecutive 10 day trading window. (Such options became exercisable in January 1997.)

5) The options were granted on September 19, 1996, at fair market value and vest ratably over five years.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                              NUMBER OF
                                             SECURITIES
                                             UNDERLYING         VALUE OF
                                            UNEXERCISED       UNEXERCISED
                                              OPTIONS         IN-THE-MONEY
                                           AT FISCAL YEAR   OPTIONS AT FISCAL
                                              END (#)       YEAR-END ($) (1)
                                           ______________   _________________
                                            EXERCISABLE/     EXERCISABLE/
NAME                                       UNEXERCISABLE    UNEXERCISABLE
--------------------------------------     --------------   ----------------
Stuart M. Sloan.......................     91,780/167,000   610,195/1,653,280

Christopher A. Sinclair...............       0/500,000          0/1,000,000

Dan Kourkoumelis......................     26,000/139,000    341,500/1,453,500

Marc Evanger..........................     20,000/110,000    262,000/1,123,000


--------------------------------------------------------

(1) Value is (i) the fair market value of Company's common stock at fiscal 1996 year end ($33.50 per share) less the option exercise price times (ii) the number of shares.

Employment Contracts and Termination Of Employment and Change-In-Control Arrangements

Mr. Sinclair is employed pursuant to a contract which provides for continuation of his employment through September 16, 1999, subject to earlier termination under various circumstances. The agreement provides for an annual base salary of $600,000, subject to increase by the Company's Compensation Committee, as well as an annual bonus, targeted at 50 percent (50%) of annual base salary, although the actual amount of bonus paid is based on criteria established form time to time by the Company's Compensation Committee, and such amount may be more or less than 50 percent (50%) of annual base salary. Pursuant to the agreement, Mr. Sinclair was granted options to purchase a total of 500,000 shares of the Company's common stock, at an exercise price of $31.50 per share pursuant to the 1993 Executive Stock Option Plan, which grant is subject to approval by the shareholders of an amendment to such Plan. The agreement also provides for additional grants of stock options to Mr. Sinclair on the first and second anniversaries thereof, based on a formula which generally provides for options equal to three times base salary and target bonus, divided by the market price of the Company's common stock on or prior to the date of each such grant. In the event Mr. Sinclair's employment is terminated under certain circumstances prior to September 16, 1999, (including within 90 days after a change in control of the Company), Mr. Sinclair would be entitled to severance payments equal to his base salary through September 16, 1999, plus the target bonus applicable to the period during which such termination occurred.

Mr. Kourkoumelis is employed pursuant to a contract which provides for continuation of his employment through September 1, 1999, subject to earlier termination under various circumstances. The agreement provides for an annual base salary of $283,246, subject to increase by the Company's Compensation Committee. In the event Mr. Kourkoumelis' employment is terminated under certain circumstances prior to September 1, 1999 (including termination by the Company within 180 days after a change in control of the Company), Mr. Kourkoumelis would be entitled to severance payments equal to the sum of base salary plus bonus for a period of two years from the date of such termination, and all options to purchase shares of the Company's common stock then held by Mr. Kourkoumelis would immediately vest.

Mr. Evanger is employed pursuant to a contract which provides for continuation of his employment through September 1, 1999, subject to earlier termination under various circumstances. The agreement provides for an annual base salary of $154,498, subject to increase by the Company's Compensation Committee. In the event Mr. Evanger's employment is terminated under certain circumstances prior to September 1, 1999 (including termination by the Company within 180 days after a change in control of the Company), Mr. Evanger would be entitled to severance payments equal to the sum of base salary plus bonus for a period of two years from the date of such termination, and all options to purchase shares of the Company's common stock then held by Mr. Evanger would immediately vest.

DIRECTORS' FEES

Through April 30, 1996, Directors who were not employees of the Company, and excluding Mr. Sloan, were paid an annual retainer fee of $10,000 plus $1,000 for each Board of Directors meeting attended in person and $250 for each teleconference, were reimbursed for their expenses incurred in attending such meetings and were granted stock options under the Directors' Nonqualified Stock Option Plan (the "Directors' Plan").

Under the Director's Plan, each non-employee (non-affiliated) director of the Company is granted a non-qualified option to purchase 10,000 shares of the Company's common stock upon becoming a director. Prior to May 31, 1996, each director also was granted a non-qualified option to purchase 1,000 shares of common stock on an annual basis. Options vest in equal annual installments over three years and terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (i) ten years after the date of grant; (ii) termination as a director for any reason other than death or disability or (iii) 30 days after termination as a director due to death or disability. The exercise price for the options is the fair market value of the Company's common stock on the date of grant. Upon exercise, the exercise price may be paid in cash, by certified or cashier's check or in shares of stock of the Company owned by a director. Options to purchase up to 100,000 shares of common stock are authorized under the Directors' Plan. At the end of fiscal year 1996, options to acquire an aggregate of 68,200 shares were held by six directors at an average exercise price of $25.08 per share. Options to purchase 10,000 shares were granted to each of Mrs. Rosenberg and Mr. Rapaport upon their joining the Board on April 30, 1996, and May 28, 1996, respectively, at option prices of $26.00 and $27.00, respectively.

Effective April 29, 1996 through December 31, 1996, and on a calendar year basis thereafter, directors who are not employees or officers of the Company will continue to be eligible for the one-time grant of options noted above. In addition, in lieu of the annual retainer and meeting attendance fees, each such director shall receive $45,000 which shall be payable at the direction of the director, in either cash or stock units pursuant to the Company's Director's Stock Unit Plan (the "Stock Unit Plan"). Pursuant to the terms of the Stock Unit Plan, each eligible director will receive, on an annual basis, that number of stock units equal to $45,000 divided by the fair market value of the Company's common stock on the date of the award. Stock units vest in equal quarterly installments and may be exercised and converted on a one-for-one basis into shares of the Company's common stock on a date designated by each director (such designation to be pre-determined each year prior to grant). For fiscal year 1996, the award value was prorated to $30,000, resulting in 967 stock units being awarded to each of six directors (for a total of 5,802 units). The Stock Unit Plan is subject to shareholder approval.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities and Principal Holders

The only voting securities of the Company are shares of common stock, $.001 par, each of which is entitled to one vote. At March 21, 1997, there were issued and outstanding 20,826,765 shares of common stock.

The following table sets forth information, as of March 21, 1997, with respect to all shareholders known by the Company to be the beneficial owners of more than five percent of its outstanding shares of common stock. It also shows beneficial ownership for each director, each of the Named Executive Officers and all executive officers and directors of the Company as a group. Except as noted below, each person has sole voting and investment power with respect to the shares shown.

                                                                  PERCENT OF
                                        AMOUNT AND NATURE OF        SHARES
NAME AND ADDRESS (1)                  BENEFICIAL OWNERSHIP (2)   OUTSTANDING (2)
--------------------                  ------------------------   -------------
Stuart M. Sloan (3).................           1,857,882               8.54
Christopher A. Sinclair.............             500,000               2.30
Ronald A. Weinstein.................             297,559               1.36
Maurice F. Olson....................             600,608               2.76
Zell/Chilmark Fund L.P. (4)(5)......           3,975,000              18.28
Samuel Zell (4)(5)..................           3,982,667              18.31
Sheli Z. Rosenberg (4)(5)...........           3,980,333              18.30
Dan Kourkoumelis....................             138,123                  *
John W. Creighton, Jr...............              15,075                  *
Marc W. Evanger.....................              90,251                  *
Marc H. Rapaport....................               1,000                  *
Frederick S. Meils..................                 -0-                  *
William P. Ketcham..................                 -0-                  *
All executive officers and directors
 as a group (12 persons)............           7,488,498              34.43

------------------------

*   Denotes less than one percent.

(1) The business address of each shareholder identified as the beneficial owner of more than five percent of the common stock other than Zell Chilmark , Mr. Zell and Mrs. Rosenberg, is 10112 NE 10th Street, Bellevue, Washington 98004-4148. The business address of Zell Chilmark, Mr. Zell and Mrs. Rosenberg is Two North Riverside Plaza, Chicago, Illinois 60606.

(2) Includes shares that may be acquired within 60 days through the exercise of stock options or stock units, as follows: Mr. Sloan, 158,900 shares; Mr. Sinclair, 500,000 shares; Mr. Weinstein, 13,000 shares; Mr. Olson, 7,667 shares; Mr. Kourkoumelis, 131,985 shares; Mr. Creighton, 11,200 shares;
    Mr. Zell, 7,667 shares; Mr. Rapaport, 1,000 shares; Mrs. Rosenberg, 4,333 shares; Mr. Meils, -0- shares; Mr. Ketcham, -0- shares; Mr. Evanger,
    85,484 shares; and all executive officers and directors as a group, 911,903.

(3) In connection with the Recapitalization, Mr. Sloan and the Company entered into a Standstill Agreement dated as of January 14, 1995 (the "Sloan Standstill Agreement") pursuant to which Mr. Sloan agreed that he will not take any of the following actions, subject to specified limited exceptions:
    (a) sell or otherwise dispose of any common stock prior to March 29, 1997 (except (i) for the sale by Mr. Sloan to Zell Chilmark of 2,975,000 shares of common stock (which occurred on January 16, 1996), (ii) in response to certain tender or exchange offers, and (iii) for charitable donations of common stock in an amount not to exceed 200,000 shares); (b) form, join or participate in any other way in a partnership, voting trust or other "group" (as such term is defined under Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or enter into any agreement or arrangement or otherwise act in concert with any other person, for the purpose of acquiring, holding, voting or disposing of common stock; (c) engage in any material transactions with the Company without the approval of a majority of the Company's disinterested directors or (d) engage in certain specified takeover actions or take any other actions, alone or in concert with any other person, to seek control of the Company or otherwise seek to circumvent any of the foregoing limitations. See "Item 13--Certain Relationships and Related Transactions."

(4) By virtue of their positions with the entities that indirectly control the general partner of Zell Chilmark, Mr. Zell and Mrs. Rosenberg may be deemed to beneficially own the shares of common stock beneficially owned by Zell Chilmark. Mr. Zell and Mrs. Rosenberg disclaim beneficial ownership of such shares.

(5) In connection with the Zell Chilmark Standstill Agreement, pursuant to which Zell Chilmark has agreed that it and certain of its affiliates will not take any of the following actions without the approval of a majority of the Company's disinterested directors, subject to specified limited exceptions:
    (a) increase their ownership of common stock (or securities convertible into or exchangeable for common stock or other options or rights to acquire common stock) prior to June 30, 2000, beyond 30%; (b) sell or otherwise dispose of any common stock prior to March 29, 1997; (c) sell or otherwise dispose of any common stock during the two-year period following March 29, 1997 to any person or group that would own (to Zell Chilmark's knowledge) more than 5% of the outstanding common stock after such transfer; (d) form, join or participate in any other way in a partnership, voting trust or other "group" (as such term is defined under Section 13(d) of the Exchange Act), or enter into any agreement or arrangement or otherwise act in concert with any other person, for the purpose of acquiring, holding, voting or disposing of common stock; (e) engage in certain specified takeover actions or take any other actions, alone or in concert with any other person, to seek control of the Company or otherwise seek to circumvent any of the foregoing limitations or (f) engage in any material transaction with the Company. See "Item 13--Certain Relationships and Related Transactions."

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a management agreement dated August 17, 1986 with Sloan Capital Companies (the "Management Agreement"), the Company paid Sloan Capital Companies a management fee in an amount not greater than 0.2% of the Company's total sales in exchange for general advisory and policy-making services. Stuart M. Sloan, the Company's Chairman, controls Sloan Capital Companies. Pursuant to the Management Agreement, which expired June 16, 1996, a total of $683,585 in management fees was paid for the period from December 31, 1995 through June 16, 1996. For the remainder of 1996, a monthly management fee aggregating $269,231 was paid. The management fee payable to Mr. Sloan for 1997 will be $150,000. In addition, Mr. Sloan was paid a bonus of $250,000 in January 1997.

In August 1993, two partnerships which include Mr. Sloan acquired the 24-acre University Village Shopping Center (the "Center"), where the Company was leasing space for one if its stores, and owned an adjacent 8.8 acre parcel of land. The Company negotiated with the partnerships for certain property rights and lease modifications, which included a 15-year lease term extension, the right to be the exclusive grocery store in the Center and the right to relocate its store to the adjacent site. The Company paid approximately $5.0 million for these rights, which amount is included in Leasehold Interests and is being amortized over a period of 29 years. In August 1996, the Company completed construction of its flagship store on the adjacent property, moved its store and terminated the existing lease agreement, paying the partnership a $0.3 million lease termination fee. The Company retained all other property rights. Rentals, common area maintenance and real estate tax reimbursements paid to the partnerships were at the same rates as those paid to the previous owner of the Center, and totaled approximately $0.5 million for the fiscal year ended December 28, 1996.

Pursuant to the Recapitalization Agreement, the Company on March 29, 1995 (i) issued to Zell Chilmark 1,000,000 newly issued shares of common stock at $25 per share, (ii) completed a tender offer, purchasing 7,000,000 shares of common stock at $25 per share (the "Offer") and (iii) entered into a credit facility to finance the Offer. Samuel Zell and Sheli Z. Rosenberg, who became directors of the Company as a result of the Recapitalization, indirectly control the general partner of Zell Chilmark. The Recapitalization was approved by a special committee of the Board of Directors consisting solely of outside directors.

In connection with the Recapitalization Agreement, Mr. Sloan and Zell Chilmark entered into a Stock Purchase and Sale Agreement dated as of January 14, 1995, pursuant to which Mr. Sloan sold to Zell Chilmark on January 16, 1996, 2,975,000 shares of common stock owned by Mr. Sloan at $25 per share plus an additional amount equal to a 5% annual return on that base price calculated from March 17, 1995 through January 16, 1996.

Also in connection with the Recapitalization Agreement, Mr. Sloan and the Company entered into the Sloan Standstill Agreement and Zell Chilmark and the Company entered into the Zell Chilmark Standstill Agreement. See footnotes
(3)and (5) to the Beneficial Ownership table under "Voting Securities and Principal Holders."

In connection with the merger of Olson's Food Stores, Inc. ("Olson's") into the Company in 1995, Maurice F. Olson, a director of the Company, leases one of the former Olson's stores included in the merger. Annual lease payments paid to Mr. Olson under the lease were approximately $164,000 for fiscal year 1996.

The Company purchased $1,792,240 in wholesale bakery goods from Signature Bakery, L.L.C., which is owned by members of Mr. Olson's immediate family, during fiscal year 1996.

Messrs. Kourkoumelis and Olson are each members of the board of directors of Associated Grocers, Incorporated ("A.G."), which is one of the Company's major suppliers. Amounts paid to A.G. for products and service totaled $57.7 million for fiscal year 1996.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Creighton, Weinstein and Zell and Mrs. Rosenberg. Mr. Sloan, the Company's Chairman, is a director and serves on the compensation committee of Anixter International Inc., Mr. Zell is the Chairman of the Board of Anixter International Inc. and Mrs. Rosenberg is a director of Anixter International Inc.

The Company and certain of its subsidiaries incurred legal fees during 1996 with Rosenberg & Liebentritt, P.C., a law firm of which Mrs. Rosenberg, a director, is a principal. Such legal fees were for certain legal services, including services performed in connection with various general corporate matters.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits

        1.  Financial Statements

            Reference is made to the Index to Financial
            Statements on page 51.

        2.  Financial Statement Schedules

            None required.

        3.  Exhibits

            A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits on page 46 hereof. The Index to Exhibits indicates each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.

(b) Reports on Form 8-K

    The Company filed a report on Form 8-K dated November 12, 1996, as amended by Current Reports on Form 8-K/A dated December 24, 1996, December 27, 1996 and February 18, 1997.

Signatures
----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quality Food Centers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         QUALITY FOOD CENTERS, INC.

                                               /s/ MARC W. EVANGER
                                         ------------------------------
                                         Marc W. Evanger, Vice President
                                         and Chief Financial Officer,
                                         and Secretary/Treasurer

Date: March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997.



        Signature                    Capacity
        ---------                    --------

/s/ STUART M. SLOAN                  Director, Chairman
--------------------------
Stuart M. Sloan

/s/ CHRISTOPHER A. SINCLAIR          Director, Chief Executive Officer
--------------------------
Christopher A. Sinclair

/s/ DAN KOURKOUMELIS                 Director, Chief Executive Officer
--------------------------
Dan Kourkoumelis

/s/ MARC W. EVANGER                  Vice President and Chief
--------------------------           Financial Officer,
Marc W. Evanger                      Secretary/Treasurer
                                     (Principal Financial and
                                     Accounting Officer)


/s/ MARC H. RAPAPORT                 Director
--------------------------
Marc H. Rapaport

/s/ SHELI Z. ROSENBERG               Director
--------------------------
Sheli Z. Rosenberg

/s/ SAMUEL ZELL                      Director
--------------------------
Samuel Zell

INDEPENDENT AUDITORS' CONSENT
-----------------------------

Board of Directors
 and Shareholders
Quality Food Centers, Inc.
Bellevue, Washington

We consent to the incorporation by reference in Registration Statements Nos. 33-32878, 33-38736, 33-69514, 33-84202, and 333-19913 of Quality Food
Centers, Inc. on Forms S-8 and Registration Statement No. 333-19567 on Form S-3 of our report dated March 21, 1997, incorporated by reference in this Annual Report on Form 10-K of Quality Food Centers, Inc. for the year ended December 28, 1996.

/s/ Deloitte & Touche LLP
--------------------------
Seattle, Washington
March 28, 1997

                           QUALITY FOOD CENTERS, INC.

                            Index to Exhibits Filed
                            with the Annual Report
                             on Form 10-K for the
                     Fiscal Year Ended December 28, 1996

  Exhibit
  Number                      Description
-----------  ------------------------------------------------

 1.1 U.S. Common Stock Purchase Agreement dated as of March 13, 1997 among Quality Food Centers, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Donaldson Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc. and Dain Bosworth Incorporated (Incorporated by reference to Exhibit 99.1 to be the Company's Current Report on Form 8-K, filed March 27, 1997).

 1.2 International Common Stock Purchase Agreement dated as of March 13, 1997 among Quality Food Centers, Inc., Merrill Lynch International, Donaldson Lufkin & Jenrette Securities Corporation, Salomon Brothers International Limited and Dain Bosworth Incorporated (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed March 27, 1997).

 1.3 Senior Subordinated Notes Purchase Agreement dated as of March 13, 1997 among Quality Food Centers, Inc., Hughes Markets, Inc., KU Acquisition Corporation and Quality Food Holdings, Inc., and Donaldson Lufkin & Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and BancAmerica Securities, Inc. (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed March 27, 1997).

 3.1    Articles of Incorporation of the Company. (Filed herewith.)

 3.2    Amended and Restated Bylaws of the Company. (Filed herewith.)

 4.1 Senior Subordinated Notes Indenture, dated as of March 19, 1997, among Quality Food Centers, Inc. and the Guarantors named therein and First Trust National Association, Trustee (Incorporated by reference to
        Exhibit 99.5 to the Company's Current Report on Form 8-K, filed March 27, 1997).

 4.2 Senior Subordinated Notes Registration Rights Agreement, dated as of March 19, 1997, by and among Quality Food Centers, Inc., the Guarantors named on the signature page thereof and Donaldson Lufkin & Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and BancAmerica Securities, Inc., as purchasers (Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K, filed March 27, 1997).

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

Exhibit
Number      Description
-------     -----------

10.2 Quality Food Centers, Inc. Amended and Restated 1987 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 333-19913, filed January 16, 1997.)*

10.3 Form of Stock Option Agreement under Quality Food Centers, Inc. 1987 Incentive Stock Option Plan. (Incorporated by reference to Exhibit
        10.29 to the Company's Registration Statement on Form S-1, No. 33-12474, filed March 9, 1987.)*

10.4 Amended and Restated 1990 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8, No. 333-19913, filed January 16, 1997.)*

10.5 Director's Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 33-38736, filed January 25, 1991.)*

10.6 Amended and Restated Management Agreement, dated August 17, 1986, between Sloan Capital Companies and Quality Food Centers, Inc., under which the Company has engaged Sloan Capital Companies to perform management services through June 16, 1996. (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed March 27, 1993.)*

10.7 Quality Food Centers, Inc. 1993 Executive Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 33-69514, filed September 28, 1993.)*

10.8 Shopping Center Lease, dated June 17, 1987 between Quality Food Centers, Inc. and University Village, Inc. (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K filed March 24, 1994.)

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

Exhibit
Number        Description
-------       -----------

10.14 Agreement and Plan of Merger, dated as of November 20, 1996, by and among Quality Food Centers, Inc. QHI Acquisition Corporation and Hughes Markets, Inc. (Incorporated by reference to Exhibit 2(a) to the Company's Registration Statement of Form S-3, No. 333-18567, filed on December 23, 1996.)

10.15 Principal Stockholders Agreement, dated as of November 20, 1996, among Quality Food Centers, Inc., and certain stockholders of Hughes Markets, Inc. (Incorporated by reference to Exhibit 2 (b) to the Company's Registration statement on Form S-3, No. 333-18567, filed on December 23, 1996.)

10.16 Agreement and Plan of Merger, dated as of December 18, 1996, among Quality Food Centers, Inc., KU Acquisition Corporation, Keith Uddenberg, Inc. and the Shareholders named therein (Incorporated by reference to Exhibit 2 (c) to the Company's Registration Statement on form S-3, No. 333-18567, filed on December 23, 1996.)

10.17 Agreement, Waiver and Amendment No. 1 to Agreement and Plan of Merger among Quality Food Centers, Inc., KU Acquisition Corporation, Keith Uddenberg, Inc. and the Shareholders named therein, dated February 4, 1997 (Incorporated by reference to Exhibit 99.10 to the Company's Current Report on Form 8-K, filed on March 27, 1997.)

10.18 Agreement, Waiver and Amendment No. 2 to Agreement and Plan of Merger among Quality Food Centers, Inc., KU Acquisition Corporation, Keith Uddenberg, Inc. and the Shareholders named therein, dated February 14, 1997 (Incorporated by reference to Exhibit 99.11 to the Company's Current Report on Form 8-K, filed on March 27, 1997.)

10.19 Investors Rights Agreement, dated as of February 14, 1997, by and among Quality Food Centers, Inc., and the Signatories thereto (Incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K/A, filed on February 18, 1997.)

10.20 Employment Agreement, dated as of September 1, 1996, between Quality Food Centers, Inc. and Marc Evanger (Incorporated by reference to
        Exhibit 99.7 to the Company's Current Report on Form 8-K/A, filed on February 18, 1997.)*

10.21 Employment Agreement, dated as of September 1, 1996, by and between Quality Food Centers, Inc. and Dan Kourkoumelis (Incorporated by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K/A, filed on February 18, 1997.)*

10.22 Employment Agreement, dated as of September 1, 1996, by and between Quality Food Centers, Inc. and Christopher A. Sinclair (Incorporated by reference to Exhibit 99.9 to the Company's Current Report on Form 8-K/A, filed on February 18, 1997.)*

10.23 Amended and Restated Credit Agreement, dated as of March 14, 1997, among Quality Food Centers, Inc., Quality Food Holdings, Inc., Quality Food, Inc., Bank of America National Trust and Savings Association, as Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, and the other financial institutions party thereto (Incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K, filed March 27, 1997.)

Exhibit
Number        Description
-------       -----------

10.24 Guaranty, dated as of March 19, 1997, executed in favor of Bank of America National trust and Savings Association, as Paying Agent, by Quality Food Holdings, Inc., Hughes Markets, Inc. and KU Acquisition Corporation (Incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K, filed March 27, 1997.)

10.25 Pledge Agreement, dated as of March 19, 1997, between Quality Food, Inc. and Bank of America National Trust and Savings Association, as Paying Agent (Incorporated by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K, filed March 27, 1997.)

10.26 Pledge Agreement, dated as of March 19, 1997, between Quality Food Centers, Inc. and Bank of America National Trust and Savings Association, as Paying Agent (Incorporated by reference to Exhibit
        99.9 to the Company's Current Report on Form 8-K, filed March 27,
        1997.)

11      Statement re computation of per share earnings. (Filed herewith.)

13 Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Supplementary Data from the Company's Annual Report to Shareholders for the year ended December 30, 1995. (Filed herewith.)

23 Independent Auditor's Consent to incorporation by reference of its report on financial statements in Registration Statements on Form
        S-8 and Form S-3. (The consent appears on page    of this Annual
        Report on Form 10-K.)

27      Financial Data Schedule (Filed herewith.)
--------------------------------------------------------------------------------

* Management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

                                QUALITY FOOD CENTERS, INC.

                             Index to Financial Statements Filed
                                    with the Annual Report
                                     on Form 10-K for the
                             Fiscal Year Ended December 28, 1996


F-1 Statements of Earnings for the Fiscal Years ended December 28, 1996, December 30, 1995 and December 31, 1994.

F-2 Statements of Shareholders' Equity for the Fiscal Years ended December 28, 1996, December 30, 1995 and December 31, 1994.

F-3    Balance Sheets at December 28, 1996 and December 30, 1995.

F-4 Statements of Cash Flows for the Fiscal Years ended December 28, 1996, December 30, 1995 and December 31, 1994.

F-5    Notes to Financial Statements.

F-16   Independent Auditors' Report

F-17   Responsibility for Financial Reporting.

                            statements of
                               earnings

                    YEARS ENDED DECEMBER 28, 1996,
               DECEMBER 30, 1995 AND DECEMBER 31, 1994
                 IN THOUSANDS, EXCEPT PER SHARE DATA                       1996        1995        1994
----------------------------------------------------------------------  ----------  ----------  ----------
sales.................................................................  $  805,281  $  729,856  $  575,879
cost of sales and related occupancy expenses..........................     603,947     550,434     430,711
marketing, general and administrative expenses........................     152,337     136,645     105,956
                                                                        ----------  ----------  ----------
operating income......................................................      48,997      42,777      39,212
interest income.......................................................         467         501         933
interest expense......................................................       9,890       9,639          --
other expense.........................................................          --       1,400          --
                                                                        ----------  ----------  ----------
earnings before income taxes..........................................      39,574      32,239      40,145
taxes on income:
current...............................................................      12,790      10,087      11,593
deferred..............................................................       1,366       1,936       2,175
                                                                        ----------  ----------  ----------
total taxes on income.................................................      14,156      12,023      13,768
                                                                        ----------  ----------  ----------
net earnings..........................................................  $   25,418  $   20,216  $   26,377
                                                                        ----------  ----------  ----------
                                                                        ----------  ----------  ----------
earnings per share....................................................  $     1.71  $     1.28  $     1.34
                                                                        ----------  ----------  ----------
                                                                        ----------  ----------  ----------
weighted average shares outstanding...................................      14,888      15,830      19,656
                                                                        ----------  ----------  ----------
dividends per common share............................................  $       --  $      .05  $      .20
                                                                        ----------  ----------  ----------

See notes to financial statements.

                            statements of
                         shareholders' equity


-----------------------------------------------------------------------------------------------------
                                                 COMMON STOCK            RETAINED
IN THOUSANDS, EXCEPT PER SHARE DATA          SHARES        AMOUNT        EARNINGS       TOTAL
-----------------------------------------------------------------------------------------------------
balance at december 25, 1993.............      19,349      $ 24,576       $109,044       $133,620
net earnings.............................          --            --         26,377         26,377
common stock issued......................         132         1,993             --          1,993
tax benefit related to stock options.....          --            76             --             76
cash dividends ($.20 per share)..........          --            --         (3,888)        (3,888)
-----------------------------------------------------------------------------------------------------
balance at december 31, 1994.............      19,481        26,645        131,533        158,178
net earnings.............................          --            --         20,216         20,216
common stock issued......................       1,951        45,130             --         45,130
common stock repurchased
  (including offering fees and
  expenses aggregating $2,850)...........      (7,000)      (43,510)      (134,340)      (177,850)
tax benefit related to stock options.....          --           667             --            667
cash dividend ($.05 per share)...........          --            --           (974)          (974)
-----------------------------------------------------------------------------------------------------
balance at december 30, 1995.............      14,432        28,932         16,435         45,367
net earnings.............................          --            --         25,418         25,418
common stock issued......................         214         5,773             --          5,773
tax benefit related to stock options.....          --           240             --            240
-----------------------------------------------------------------------------------------------------
balance at december 28, 1996.............      14,646     $  34,945     $   41,853       $ 76,798
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

    See notes to financial statements.

                               balance sheets

IN THOUSANDS                                                      DECEMBER 28, 1996    DECEMBER 30, 1995
---------------------------------------------------------------  --------------------  -----------------
assets
--------------------------------------------------------------------------------------------------------
current assets
cash and cash equivalents......................................            $14,571        $    12,055
accounts receivable............................................             10,754              9,031
inventories....................................................             36,954             36,706
prepaid expenses...............................................              6,208              5,524
--------------------------------------------------------------------------------------------------------
total current assets...........................................             68,487             63,316
properties
land...........................................................             15,025             8,576
buildings, fixtures and equipment..............................            155,038           132,594
leasehold improvements.........................................             41,511            38,767
construction in progress.......................................              9,910            15,954
--------------------------------------------------------------------------------------------------------
                                                                           221,484            195,891
accumulated depreciation and amortization......................            (60,821)           (48,810)
--------------------------------------------------------------------------------------------------------
                                                                           160,663            147,081
leasehold interest, net of accumulated amortization
  of $11,257 and $9,535........................................             27,585             27,954
real estate held for investment................................              6,048              5,623
goodwill, net of accumulated amortization of
  $2,084 and $1,009............................................             33,691             34,598
other assets...................................................              7,543              5,428
--------------------------------------------------------------------------------------------------------
                                                                          $304,017        $   284,000
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
liabilities and shareholders' equity
current liabilities
accounts payable...............................................            $35,548         $  34,173
accrued payroll and related benefits...........................             15,884            13,678
accrued business and sales taxes...............................              5,413             5,037
other accrued expenses.........................................              7,240             4,720
federal income taxes payable...................................                945               405
--------------------------------------------------------------------------------------------------------
total current liabilities......................................             65,030            58,013
--------------------------------------------------------------------------------------------------------
deferred income taxes..........................................             12,142             9,992
--------------------------------------------------------------------------------------------------------
other liabilities..............................................              5,047             6,128
--------------------------------------------------------------------------------------------------------
long--term debt................................................            145,000           164,500
--------------------------------------------------------------------------------------------------------
commitments and contingencies
--------------------------------------------------------------------------------------------------------
shareholders' equity
--------------------------------------------------------------------------------------------------------
common stock, at stated value --
--------------------------------------------------------------------------------------------------------
  authorized 60,000 shares issued and
  outstanding 14,646 shares and 14,432 shares..................             34,945            28,932
retained earnings..............................................             41,853            16,435
--------------------------------------------------------------------------------------------------------
total shareholders' equity.....................................             76,798            45,367
--------------------------------------------------------------------------------------------------------
                                                                          $304,017        $  284,000
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

See notes to financial statements.

                                     statements of

                                      cash flows




YEARS ENDED DECEMBER 28, 1996,
DECEMBER 30, 1995, AND DECEMBER 31, 1994
IN THOUSANDS                                                              1996        1995        1994
----------------------------------------------------------------------  ----------  ----------  ----------
operating activities
net earnings                                                               $25,418     $20,216     $26,377
adjustments to reconcile net earnings to net
  cash provided by operating activities:
depreciation and amortization of properties                                 15,823      12,892     10,130
amortization of leasehold interest and other                                 3,654       3,278      1,474
amortization of debt issuance fees                                             185         143         --
deferred income taxes                                                        1,366       1,936      2,175
changes in operating assets and liabilities:
accounts receivable                                                         (2,207)     (5,292)      (507)
inventories                                                                    514      (4,550)    (4,185)
prepaid expenses                                                              (870)     (2,878)      (755)
accounts payable                                                             1,374         297        (35)
accrued payroll and related benefits                                         2,206       3,040        542
accrued business and sales taxes                                               377       1,121        727
other accrued expenses                                                       1,520       2,108     (1,067)
federal income taxes payable                                                 1,564       1,385       (201)
                                                                         ---------  ----------  ---------
net cash provided by operating activities                                   50,924      33,696     34,675
                                                                         ---------  ----------  ---------
investing activities
capital expenditures, net                                                  (32,556)    (28,639)   (20,983)
cash portion of olson's merger                                                  --     (18,000)        --
increase in real estate held for investment                                   (425)       (407)    (7,196)
other                                                                         (994)       (531)      (711)
proceeds from sale of real estate                                            2,650       1,340         --
                                                                         ---------  ----------  ---------
net cash used by investing activities                                      (31,325)    (46,237)   (28,890)
                                                                         ---------  ----------  ---------
financing activities
proceeds from issuances of common stock                                      2,417      27,061      2,069
common stock repurchased                                                        --    (177,850)        --
proceeds from (repayments of) revolving credit facility                    (19,500)        500         --
proceeds from long--term debt                                                   --     140,000         --
cash dividends paid                                                             --        (974)    (3,888)
                                                                         ---------  ----------  ---------
net cash used by financing activities                                      (17,083)    (11,263)    (1,819)
                                                                         ---------  ----------  ---------
net increase (decrease) in cash and cash equivalents                         2,516     (23,804)     3,966
cash and cash equivalents at beginning of period                            12,055      35,859     31,893
                                                                         ---------  ----------  ---------
cash and cash equivalents at end of period                               $  14,571  $   12,055  $  35,859
                                                                         ---------  ----------  ---------
                                                                         ---------  ----------  ---------

    See accompanying notes to financial statements.

                                    NOTES TO
                              FINANCIAL STATEMENTS

Years Ended December 28, 1996, December 30, 1995 and December 31, 1994

                                       A.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations   Quality Food Centers, Inc. ("QFC" or the "Company") is
the second largest supermarket chain in the Seattle/Puget Sound region of Washington State. The Company has been in operation since 1954 and, at December 28, 1996, operated 64 stores and employed over 4,400 people.

The Company has formed several subsidiaries in order to facilitate certain acquisitions detailed in Note M, as well as a leasing subsidiary. None of the subsidiaires had any operating activity prior to December 28, 1996 and the capitalization of these subsidiaries is insignificant.

Basis of Presentation   The Company's financial statements are prepared in
conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from the estimates.

Earnings Per Share   Earnings per share is based upon the weighted average
number of common shares and common share equivalents outstanding during the period.

Fiscal Year   The Company's fiscal year ends on the last Saturday in
December. The years ended December 28, 1996 and December 30, 1995 represent 52-week fiscal years. The year ended December 31, 1994 was a 53-week fiscal year.

Cash and Cash Equivalents   The Company considers all highly liquid
investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company's investment portfolio is diversified and consists of investment grade securities, recorded at cost which approximates market value.

    The Company's cash management system provides for reimbursement of bank disbursement accounts on a daily basis. Checks issued but not presented for payment to the bank in the aggregate amount of $4.0 million and $19.2 million, at December 28, 1996 and December 30, 1995, respectively, are included in accounts payable.

Construction in Progress   Costs associated with acquiring land, buildings,
fixtures and equipment while a store is under construction are recorded as construction in progress. Additionally, the Company capitalizes interest on debt incurred during the construction of a new store. When a store opens, all costs are then transferred to the appropriate property account.

Depreciation and Amortization   Depreciation is provided on the straight-line
method over the shorter of the estimated useful lives or 31 1/2 years for buildings and three to ten years for fixtures and equipment. Amortization of leasehold improvements is computed on the straight-line method over the term of the lease or useful life of the assets, whichever is shorter.

Goodwill Goodwill arises primarily from business acquisitions and represents the cost of purchased businesses in excess of amounts assigned to tangible and identified intangible assets. Goodwill is being amortized over estimated lives of up to 40 years.

Long-lived Assets   The Company periodically reviews long-lived assets,
including identified intangible assets and goodwill, for impairment to determine whether events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating expected future cash flows. No such events or circumstances have occurred through December 28, 1996.

Start-up and Promotional Expenses   Costs incurred in connection with the
start-up and promotion of new store openings and major store remodels are expensed as incurred.

Leasehold Interest   Leasehold interests from acquired operating lease rights
are amortized over the term of the respective leases, including renewal periods exercisable at the option of the Company. Management believes that exercise of renewal options is probable.

Real Estate Held for Investment   Real estate held for investment includes
land and buildings the Company has acquired where it plans to either operate a store in the future or sell the real estate, and is recorded at the lower of cost or market. Upon commencement of construction, costs are transferred to construction in progress.

Stock-Based Compensation   The Company accounts for stock-based awards to
employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," has been adopted by the Company for the disclosure of certain additional information related to its stock options and employee stock purchase plan.

Reclassifications   Certain prior years' balances have been reclassified to
conform to classifications used in the current year.

                                       B.

                    SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes and interest for the last three years was as follows:


IN THOUSANDS                                                                          1996       1995       1994
-------------------------------------------------------------------------------------------------------------------
income taxes......................................................................  $  11,226  $   8,872  $  11,718

interest (net of $1,261, and $167 of interest capitalized)........................  $   8,996  $   9,328  $      --


-------------------------------------------------------------------------------------------------------------------

In the fourth quarter of 1996, the Company issued shares of common stock to finance the acquisition of two stores from an independent local retailer.

During the first quarter of 1995, the Company acquired all of the outstanding shares of Olson's Food Stores, Inc. in a merger transaction for $60.1 million (Note K). In connection with the merger, liabilities assumed were as follows:


IN THOUSANDS
----------------------------------------------------------------------------------------------
fair value of assets acquired......................................................  $  69,246
cash paid..........................................................................    (18,000)
long-term debt assumed.............................................................    (24,000)
common stock issued................................................................    (18,070)
                                                                                     ---------
current liabilities assumed........................................................  $   9,176
                                                                                     ---------
                                                                                     ---------
----------------------------------------------------------------------------------------------

During the first quarter of 1995, the Company recorded $4.0 million as an increase in goodwill and deferred income tax liability to record deferred income taxes arising from the Olson's merger. Further, as part of the merger agreement, the Company agreed to remit certain of the benefits, if any, of Olson's net operating loss carryforwards, totaling approximately $12.0 million, and certain other tax credit carryforwards, totaling approximately $1.2 million, to the former shareholders of Olson's when utilized. The Company is entitled to keep the first $1.1 million of such benefits utilized. Accordingly, a deferred tax asset of $5.4 million and corresponding liability of $4.3 million were recorded to reflect amounts due the former shareholders of Olson's when tax loss and tax credit carryforwards are utilized by the Company. The Company utilized $0.8 million and $0.7 million of the tax asset during 1996 and 1995, respectively, to reduce current taxes payable. The net operating loss and tax credit carryforwards expire through the year 2009.

                                       C.
                                  INVENTORIES

Substantially all merchandise inventories are valued at the lower of last-in, first-out (LIFO) cost or market. The LIFO method results in a better matching of costs and revenues, as current merchandise cost is recognized in cost of merchandise sold instead of in ending inventories as is the practice under the first-in, first-out (FIFO) method. Information related to the FIFO method may be useful in comparing operating results to those of companies not on LIFO.

    On a supplemental basis, if inventories had been valued at the lower of FIFO cost or market, inventories would have increased by $2.7 million and $2.0 million as of December 28, 1996 and December 30, 1995, and net earnings would have increased by $0.4 million in both 1996 and 1995. There was no LIFO adjustment in 1994.



                                       D.
                                     LEASES

The Company leases its administrative offices and 58 of its 64 store facilities in operation under noncancelable operating leases expiring through 2023. Certain of the leases include renewal provisions at the Company's option. Minimum rental commitments under noncancelable leases, which exclude stores to be added in 1997, as of December 28, 1996, are as follows:



IN THOUSANDS
YEAR ENDING DECEMBER
-------------------------------------------------------------------------------
1997.................................................................$ 14,080
1998.................................................................  14,079
1999.................................................................  13,861
2000.................................................................  13,563
2001.................................................................  13,549
thereafter........................................................... 152,364
                                                                     ----------
                                                                      $221,496
                                                                     ----------
                                                                     ----------
-------------------------------------------------------------------------------

    A majority of the store facility leases provide for contingent rentals based upon specified percentages of sales, real estate tax escalation clauses and executory costs. Space in several store facilities has been sublet.

    A summary of rental expense under operating leases is as follows:



IN THOUSANDS                                   1996       1995       1994
---------------------------------------------------------------------------
minimum rent.................................$14,462    $12,417    $ 8,185
contingent rentals...........................  1,495      1,820      1,744
real estate taxes and executory costs........  3,532      3,566      2,321
less sublease rentals........................   (806)      (570)      (164)
                                           ---------  ---------  ---------
                                             $18,683    $17,233    $12,086
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------
---------------------------------------------------------------------------


                                       E.
                              FEDERAL INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and result from differences in the timing of recognition of revenue and expenses for tax and financial statement reporting. The tax effects of significant items comprising the Company's deferred tax liability as of December 28, 1996 and December 30, 1995 are as follows:



IN THOUSANDS                                                 1996       1995
--------------------------------------------------------  ---------  ---------
deferred tax assets:
compensated absences.......................................$   884    $   834
self insurance.............................................    233        321
inventory..................................................    655        135
other......................................................    365        280
tax credits arising from merger............................  3,963      4,747
                                                          ---------  ---------
                                                             6,100      6,317
                                                          ---------  ---------

deferred tax liabilities:
accelerated depreciation................................... 15,762     14,202
multi-employer pension contribution........................    733        724
other......................................................  1,747      1,383
                                                          ---------  ---------
                                                            18,242     16,309
                                                          ---------  ---------
net deferred tax liability................................ $12,142    $ 9,992
                                                          ---------  ---------
                                                          ---------  ---------
-------------------------------------------------------------------  ---------


    No valuation allowance was necessary for the deferred tax assets at December 28, 1996 and December 30, 1995.

    The differences between the Company's effective income tax rates and the federal statutory rates are summarized as follows:



                                                  1996       1995       1994
-------------------------------------------------------------------------------
statutory rate................................... 35.0%      35.0%      35.0%
nondeductible goodwill...........................  0.9        0.9         --
nondeductible recapitalization fees (note l).....   --        1.6         --
other (primarily interest on
  tax-free municipal securities)................. (0.1)      (0.2)      (0.7)
                                                ---------  ---------  ---------
effective tax rate............................... 35.8%      37.3%      34.3%
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

-------------------------------------------------------------------------------


                                       F.
                                 LONG-TERM DEBT

In March 1995, the Company entered into a $220.0 million credit facility to finance the repurchase of its shares pursuant to a self-tender offer (Note L) and to finance a portion of the Olson's merger (Note K). The credit facility consists of a term loan of $140.0 million and revolving credit loans of up to $80.0 million.

    Principal repayments of the term loan are due in quarterly installments from March 1997 through September 2001. The revolving loans are available on a revolving credit basis for general corporate purposes and any outstanding amounts would become due in September 2001. At the Company's option, the interest rate per annum applicable to the credit facility is either (1) the greater of the bank agent's reference rate or 0.5% above the federal funds rate or (2) IBOR plus a margin of 1.25% initially, with margin reductions if the Company meets specified financial ratios. At December 28, 1996, the borrowings under the credit facility bore interest at an average rate of approximately 6.6%. Additionally, the credit facility requires a commitment fee of .37% on the average daily unused portion f the revolving credit loans, computed on a quarterly basis in arrears.

    The credit facility contains a number of significant covenants that, among other things, restrict the ability of the Company to incur additional indebtedness or incur liens on its assets, in each case subject to specified exceptions, impose specified financial tests as a precondition to the Company's acquisition of other businesses, prohibit the Company from making certain restricted payments (including dividends) and restrict the Company from making share repurchases above certain amounts before January 1, 1997 and, subject to specified financial tests, restrict its ability to make such payments and repurchases thereafter. In addition, the Company is required to comply with specified financial ratios and tests, including a maximum debt to cash flow ratio, minimum ratios of cash flow to fixed charges, a minimum accounts payable to inventory ratio and a minimum net worth test. The credit facility is secured by a lien on all of the Company's receivables and intangible assets. The carrying amount of this debt approximates fair market value, as rates are approximately equal to those currently available to the Company for similar purposes. At December 28, 1996, the Company was in compliance with the financial covenants of the existing credit facility.

    As of December 28, 1996, long-term debt matures as follows:



IN THOUSANDS
YEAR ENDING DECEMBER
-----------------------------------------------------------------
1997.....................................................$ 25,200
1998.....................................................  25,200
1999.....................................................  29,400
2000.....................................................  35,000
2001.....................................................  30,200
                                                         --------
                                                         $145,000
                                                         --------
                                                         --------
-----------------------------------------------------------------

Subsequent to year-end, the Company renegotiated its credit facility in connection with certain acquisitions. Accordingly, no portion of long-term debt has been classified as current. (See Note M.)


                                       G.
                         COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is involved in various matters of litigation, all arising in the ordinary course of business. In the opinion of management, the ultimate outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

EMPLOYMENT AGREEMENTS

During 1996, the Company entered into Employment Agreeements with certain members of management which extend through various dates in September 1999.
                                      F-9

                                       H.
                           RELATED PARTY TRANSACTIONS

The Company paid a management fee of up to 0.2% of sales as compensation for management advisory services, pursuant to an agreement with its chairman that expired on June 16, 1996. For the period of December 31, 1995 through June 16, 1996 $0.7 million was paid pursuant to the agreement. Upon expiration of the agreement, the Company agreed to pay its chairman a monthly fee aggregating $269,231, for June 17, 1996 through December 28, 1996, plus a bonus payment of $250,000 for the fourth quarter of 1995, in lieu of the management fee, which would have been approximately $0.5 million, the Company granted stock options for 58,900 shares of its stock under the Company's 1993 Executive Stock Option Plan (Note J) to its chairman. Management fee expense for 1996, 1995 and 1994 was $1.2 million, $1.0 million and $1.2 million, respectively.




    In August 1993, two partnerships which include the Company's chairman acquired the 24-acre University Village Shopping Center, (the "Center"), where the Company was leasing space for one of its stores and owned an adjacent 8.8 acre parcel of land. The Company negotiated with the partnerships for certain property rights and lease modifications, which included a 15-year lease term extension, the right to be the exclusive grocery store in the Center and the right to relocate its store to the adjacent site. The Company paid approximately $5.0 million for these rights, which amount is included in Leasehold Interests and is being amortized over a period of 29 years. In August, 1996, the Company completed construction of its flagship store on the adjacent property, moved its store and terminated the existing lease agreement, paying the partnerships a $0.3 million lease termination fee. The Company retained all other property rights. Rentals, common area maintenance and real estate tax reimbursements paid to the partnerships were at the same rates paid to the previous owner of the Center, and totaled approximately $0.5 million, $0.7 million and $0.7 million for 1996, 1995 and 1994, respectively.

    During 1995, the Company assumed a lease for one of its stores included in the Olson's merger (Note K) for which the landlord is an entity that is controlled by a member of the Company's Board of Directors. Rental payments for the store, which include reimbursements for common area maintenance and real estate taxes, totaled $0.2 million and $0.1 million during 1996 and 1995 respectively. The lease terminates in April 2001, with options to renew through April 2035. In addition, during 1996 and 1995 the Company purchased approximately $1.8 million and $1.7 million, respectively, of products from an entity owned by certain family members of the same member of its Board of Directors.

    The Company's president and another director of the Company are members of the board of directors of the Associated Grocers, Inc. (A.G.) cooperative, which became one of the Company's major suppliers in 1995. Amounts paid to A.G. for products and services totaled $57.7 million and $43.8 million for 1996 and 1995, respectively. As a result of the KUI merger, the Company now owns approximately 22% of the non-voting equity of A.G.

                                       I.
                                RETIREMENT PLANS

The Company participates in a union administered multi-employer defined benefit pension plan for employees covered by collective bargaining agreements. The contributions under this plan were $3.2 million, $3.1 million and $2.4 million for 1996, 1995 and 1994, respectively.

    The Company's defined contribution profit-sharing plan includes employees not covered by collective bargaining agreements who meet certain service requirements. Contributions to the plan are based on a percentage of gross wages and are made at the discretion of the Company. The Company's profit-sharing expense was $0.6 million, $0.5 million and $0.5 million for 1996, 1995 and 1994, respectively.

    The Company maintains a voluntary defined contribution retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, available to all eligible employees not covered by collective bargaining agreements. The Company does not currently match employee contributions to the plan.

                                       J.
                              SHAREHOLDERS' EQUITY

In March 1987, the Company adopted an Incentive Stock Option Plan, under which options vest ratably over five years and expire after 10 years from the date of grant. In December 1989, the Company adopted its Directors' Nonqualified Stock Option Plan for non-employee (non-affiliated) directors of the Company, under which nonqualified options vest ratably over three years and expire, with certain exceptions, ten years after the date of grant. In 1993, the Company's shareholders approved the 1993 Executive Stock Option Plan, under which nonqualified options generally vest ratably over five years and expire after 10 years. For all the plans, the exercise price must not be less than the fair market value of the common stock at the date of grant.

    During 1996, the Company granted its Chief Executive officer options at fair market value which options subject to continued employment and are 100% exercisable at the earlier of seven years or at such time as the Company's common stock trades at $40.00 per share for any consecutive 10 trading days. Such options became exercisable in January 1997.

    These plans provide for the grant of options to acquire up to 2.3 million shares of common stock to officers, directors and employees. Options for 2.1 million shares granted to 759 employees and six directors were outstanding at December 28, 1996. Stock option activity under these plans for the last three years was as follows:

                                                                                NUMBER       WEIGHTED AVERAGE
                                                                              OF SHARES      EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------

outstanding, december 25, 1993                                                833,519             $19.13
granted                                                                       204,200              22.44
forfeited                                                                     (11,610)             25.51
exercised                                                                     (40,656)              7.02
                                                                             --------             ------
outstanding, december 31, 1994 (487,393 exercisable
at a weighted average price of $15.18)                                        985,453              20.27
(weighted average grant date fair value $18.17)
granted                                                                       514,950              20.64
forfeited                                                                     (20,730)             27.02
exercised                                                                    (113,895)              5.57
                                                                           ------------           ------
outstanding, december 30, 1995 (582,089 exercisable
at a weighted average price of $19.80)                                      1,365,778              21.51
granted (weighted average grant date fair value-$13.71)                       785,800              30.46
forfeited                                                                     (15,490)             24.34
exercised                                                                     (68,057)             10.99
                                                                         ------------             ------
outstanding, december 28, 1996                                              2,068,031             $25.25
                                                                         ------------             ------

exercisable, december 28, 1996                                                717,555             $21.81
                                                                         ------------             ------
                                                                         ------------             ------

In 1990, the Company adopted an Employee Stock Purchase Plan under which 500,000 shares of the Company's common stock are reserved for issuance to employees. Employees are eligible to participate through payroll deductions in amounts related to their basic compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Under the plan, 93,967, 84,283 and 91,206 shares were issued to 1,236,956 and 1,061 employees, in 1996, 1995 and 1994 respectively. As of December 28, 1996, payroll deductions totaling $1.3 million on behalf of approximately 1,200 employees were accrued for purchase of shares on March 31, 1997.

     At December 28, 1996, the weighted average remaining contract life of options outstanding was 8 years with an exercise price of $3.25 to $35.50. Of the 2,088,031 options outstanding at December 28, 1996, only 950 options have an exercise price above the quoted market price of the Company's stock of $33.50 at December 28, 1996.

     Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Stock-Based Compensation," was recently issued and is effective for the company's fiscal year ending December 28, 1996. The Company, as allowed, intends to continue its current method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25. The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: one to ten year expected life from date of grant; stock volatility of 44.7%; risk free interest rates from 3.91% to 6.32% ; and no dividends during the expected term. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



In thousands except per share data                        1996       1995
--------------------------------------------------------------------------
NET INCOME AS REPORTED                                   $25,418    $20,216
PRO FORMA                                                 22,285     18,420


EARNINGS PER SHARE AS REPORTED                              1.28       1.28
PRO FORMA                                                   1.52       1.16
----------------------------------------------------------------------------


                                    K.
                              OLSON'S MERGER

On March 2, 1995 the principal operations of Olson's Food Stores, Inc. were merged into the Company, including assets and liabilities related to 12 of its grocery stores and its interest in certain grocery stores in various stages of development, and its rights in several other future sites. The merger was effected through an acquisition of 100% of the outstanding voting securities of Olson's for $18.0 million cash, 752,941 shares of the Company's common stock, which as of March 2, 1995 had a value of $18.1 million, and the assumption by the Company of approximately $24.0 million of indebtedness of Olson's. The merger has been accounted for under the purchase method of account.

                                     L.
                             Recapitalization

On March 29, 1995, the Company successfully completed a recapitalization plan, including a self-tender offer under which the Company purchased 7.0 million shares of its common stock at a price of $25.00 per share payable in cash, and entered into a $220.0 million credit facility to finance the tender offer, Olson's merger and provide additional capital. Additionally, the Company sold 1.0 million newly issued shares of its common stock in Zell/Chilmark Fund L.P. (Zell/Chilmark) at $25.00 per share on March 29, 1995. Zell/Chilmark acquired an additional approximately 2.0 million shares at $25.00 per share, plus an amount equal to a 5% annual return on such amount from March 17, 1995 through January 10, 1996, directly from the Company's chairman in a separate transaction that closed on January 16, 1996.

    To reflect the net reduction in shareholders' equity resulting from the recapitalization, the Company reduced retained earnings to zero in the beginning of the second quarter of 1995 and allocated the remaining amount in a reduction to common stock.

    Fees paid in connection with the recapitalization aggregated approximately $4.5 million. During the first quarter of 1995, $1.4 million of these fees were recorded as a one-time expense, which is not deductible for federal income tax purposes. The remaining costs of $2.9 million were recorded as a direct reduction to shareholders' equity.


                                     M.
                             Subsequent Events

Keith Uddenberg, Inc. Merger:   On February 14, 1997, the Company acquired the
principal operation of Keith Uddenberg, Inc. ("KUI"), including assets and liabilities related to 75 grocery stores in the western and southern Puget Sound region of Washington. The merger, which will be accounted for under the purchase method of accounting, will have the effect of an acquisition of 100% of the outstanding voting securities of KUI for consideration consisting of approximately $35.3 million cash, 904,646 shares of the Company's common stock, which as of February 14, 1997 had a value of $35.3 million, and the assumption by the Company of approximately $24.9 million of indebtedness of KUI.

Hughes Markets, Inc. Merger:   On March 19, 1977, the Company acquired the
principal operations of Hughes Markets, Inc. ("Hughes"), including the assets and liabilities related to 57 grocery stores located in Southern California and a 50% interest in Santee Dairies, Inc ("Santee"), one of the largest dairy plants in California. The merger, which will be accounted for under the purchase method of accounting will have the effects of an acquisition of 100% of the outstanding voting securities of Hughes, for consideration consisting of approximately $358.8 million cash, and the assumption by the Company of approximately $32.5 million of indebtedness of Hughes, consisting primarily of capitalized store leases.

Financings:   On March 19, 1997, the Company entered into the following
transactions to effect the Hughes acquisition, to refinance $197.5 million of the Company's bank indebtedness outstanding (including $59.0 million of indebtedness incurred in connection with the KUI acquisition), to pay related fees and expenses, and to provide cash for general corporate purposes.

Common Stock Offering. The Company sold 5.2 million shares of common stock at $39.00 per share in a secondary public offering under a Shelf Registration Statement originally filed December 23, 1996, which provides for the issuance of up to $500.0 million of equity and debt securities. The net products from the offering approximated $193.2 million.

Note Offering   The Company issued $150.0 million aggregate principal amount of
8.7% Senior Subordinated Notes, due 2007, in a private offering (exempt from the registration requirements of the Securities Act) pursuant to Rule
!44a to institutional investors. The net proceeds from the issuance of the notes approximated $146.2 million.

Amended Credit Facility   Concurrently with the sale of the debt and equity
securities, the Company entered into an amendment to its existing credit facility. The new credit facility consists of (i) a $250.0 million term loan facility ("Term Loan Facility"), (ii) a $125.0 million revolving credit facility ("Revolving Credit Facility") and (iii) a $225.00 million reducing revolving credit facility ("Acquisition Facility"). Principal repayments under the Term Loan Facility are due in quarterly installments from June 30, 1996 through the final maturity of the new credit facility in March 2004.The interest rate per annum applicable to the new credit facility will either be
(1) the greater of one of the bank agents' reference rate, or 0.5% above the federal funds rate, in each case, plus a margin (0% initially) or (2) LIBOR plus a margin (0.875% initially) in each case with margin adjustments dependent on the borrower's senior funded debt to EBITDA from time to time. Only $250 million of the new $600 million credit facility has been utilized.
                                 F-14

                    SELECTED QUARTERLY FINANCIAL DATA(UNAUDITED)

Following is a presentation of selected financial data for each of the four quarters of 1996 and 1995.


                                   First          Second           Third          Fourth
In thousands                      Quarter         Quarter         Quarter         Quarter
except earnings per share        (12 weeks)      (12 weeks)      (19 weeks)      (16 weeks)
-------------------------------------------------------------------------------------------

1996
SALES                             $176,627        $184,397        $186,142        $258,115
COST OF SALES AND RELATED
  OCCUPANCY EXPENSES               133,313         138,221         139,015         193,398
GROSS MARGIN                        43,214          46,176          47,127          64,717
OPERATING INCOME                     9,828          11,654          11,285          16,230
INTEREST INCOME                         72             112             117             165
INTEREST EXPENSE                     2,588           2,165           2,148           2,989
NET EARNINGS                         4,685           6,167           5,945           8,623
EARNINGS PER SHARE                     .32             .42             .40             .57
AVERAGE SHARES OUTSTANDING          14,554          14,798          14,893          15,140
---------------------------------------------   -------------   -------------   -----------

1995
SALES                             $138,938        $175,539        $176,058         $239,322
COST OF SALES AND RELATED
  OCCUPANCY EXPENSES               104,656         131,659         132,862          181,257
GROSS MARGIN                        34,282          43,880          43,196           58,065
OPERATING INCOME                     7,711          11,071          10,099           13,896
INTEREST INCOME                        274              76              76               76
INTEREST EXPENSE                        72           2,875           2,938            3,754
OTHER EXPENSE                        1,400               -               -                -
NET EARNINGS                         3,781           5,277           4,612            6,546
EARNINGS PER SHARE                     .19             .36             .32              .45
AVERAGE SHARES OUTSTANDING          19,842          14,821          14,553           14,548
---------------------------------------------   -------------   -------------   -----------



-----------------------------------------------------------------------------
                                independent
                             auditors' report
-----------------------------------------------------------------------------

Board of Directors and Shareholders
Quality Food Centers, Inc.
Bellevue, Washington

We have audited the accompanying balance sheets of Quality Food Centers, Inc. as of December 28, 1996 and December 30, 1995, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Quality Food Centers, Inc. as of December 28, 1996 and December 30, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
Seattle, Washington

March 21, 1997
                              responsibility for
                              financial reporting
-----------------------------------------------------------------------------

The management of Quality Food Centers, Inc. is responsible for the preparation and integrity of the financial statements of the Company. The accompanying financial statements have been prepared by the Management of the Company, in accordance with generally accepted accounting principles, using Management's best estimates and judgment where necessary. Financial information appearing throughout this Annual Report is consistent with that in the financial statements.

To help fulfill its responsibility, Management maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that transactions are executed in accordance with Management's authorizations and are reflected accurately in the Company's records. The concept of reasonable assurance is based on the recognition that the cost of maintaining our system of internal accounting controls should not exceed benefits expected to be derived from the system. The Company believes that its long-standing emphasis on the highest standards of conduct and ethics, set forth in comprehensive written policies, serves to reinforce its system of internal controls.

Deloitte & Touche LLP, the Company's independent auditors, have audited the financial statements in accordance with generally accepted auditing standards to independently assess the fair presentation of the Company's financial position, results of operations and cash flows.

The Audit Committee of the Board of Directors, comprised entirely of outside directors, oversees the fulfillment by Management of it responsibilities over financial controls and preparation of financial statements. The Committee periodically meets with the independent auditors to review audit plans and audit results. This provides the external auditors direct access to the Board of Directors.

Management recognizes its responsibility to conduct QFC's business in accordance with high ethical standards. This responsibility is reflected in key policy statements that, among other things, address potentially conflicting outside business interests of Company employees and specify proper conduct of business activities. Ongoing communications and review programs are designed to help ensure compliance with these policies.



Christopher A. Sinclair                  Marc Evanger
President                                Vice President
Chief Executive Officer                  Chief Financial Officer


March 21, 1997