Form 10-K405/A
period 1996-12-28
QUALITY FOOD CENTERS INC
filed 1997-03-31
CIK 804333

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

                                    CONTENTS


                                      PART I                             PAGE
                                                                         ----

Item  1.   Business....................................................     3

Item  2.   Properties..................................................    18

Item  3.   Legal Proceedings..........................................     19

Item  4.   Submission of Matters to a Vote of Security Holders........     19

                                      PART II

Item  5.   Market for the Company's Common Stock and Related
           Shareholder Matters........................................     20

Item  6.   Selected Financial Data...................................      21

Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................      22

Item  8.   Financial Statements and Supplementary Data...............      29

Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................      30

                                      PART III

Item 10.   Directors and Executive Officers of the Registrant........      31

Item 11.   Executive Compensation....................................      35

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management............................................      39

Item 13.   Certain Relationships and Related Transactions............      41

                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.......................................      43

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

OVERVIEW / RECENT DEVELOPMENTS

The Registrant, Quality Food Centers, Inc. (the "Company" or "QFC"), is the second largest supermarket chain and the largest independent supermarket chain in the Seattle/Puget Sound area of Washington State. With the recent acquisition of Hughes Markets, Inc. ("Hughes"), the Company has entered into new markets in Southern California. The Company began operations in 1954 with four stores and has grown through acquisition and new store development to 146 stores today.

On March 19, 1997, the Company completed (i) the public sale of 5,175,000 shares of the Company's common stock at a public offering price of $39.00 per share for net proceeds to the Company of $193.2 million; (ii) the private placement of $150.0 million aggregate principal amount of 8.7% senior subordinated notes for net proceeds to the Company of $146.25 million and
(iii) borrowings of $250.0 million under a new credit facility (initial interest rate of IBOR plus 0.875%). The new $600.00 million credit facility consists of a $250.0 million term loan facility, a $125.0 million revolving credit facility and a $225.0 million reducing revolving acquisition credit facility. The proceeds of these three transactions were used (i) to finance the Hughes merger, described under "Hughes Markets, Inc." below; (ii) to refinance $197.5 million of the Company's bank indebtedness outstanding at the time of the financings (including $59.6 million of indebtedness incurred in connection with the acquisition of Keith Uddenberg Inc. ("KUI"), described under "General" below; (iii) to pay related fees and expenses and (iv) to provide cash for general corporate purposes. As a result of these acquisitions, the Company operates 89 stores in the Seattle/Puget Sound region as well as 57 Hughes stores in Southern California. The acquisitions more than doubled the size of the Company, and managing the Company and integrating the acquired businesses will present a new challenge to management. In order to facilitate this phase of the Company's development, the Company has hired a new chief executive officer, a senior vice president of corporate development, and a senior vice president of marketing and public affairs to pursue and integrate acquisitions at a holding company level, thus allowing current senior management to remain focused on existing operations. Because of the magnitude of the acquisitions, the Company's operations will not be comparable to QFC's or Hughes' historical operations prior thereto. Due to these developments, the Company's financial statements will change significantly from December 28, 1996, both in terms of total assets and store count, and the Company anticipates that annualized revenues will nearly triple to over $2 billion.

The Company's capitalization has also changed, reflecting the issuance of both equity and debt securities.


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


On February 14, 1997, the principal operations of KUI were merged into a subsidiary of QFC, including 22 Stock Market and three Thriftway supermarkets located in the Seattle/ Puget Sound region of Washington. As consideration for the operations being merged, QFC paid $35.3 million in cash, issued 904,646 shares of QFC's common stock and assumed $24.3 million of KUI indebtedness. The KUI acquisition provides QFC with desirable store locations primarily in the southern Puget Sound region and the Olympic Peninsula of the State of Washington, areas in which QFC previously had a limited presence. Management currently anticipates that it will retain 20 of the 25 stores acquired from KUI. Most of such stores will be converted to the QFC name and format and remodeled in order to implement QFC's merchandising and operating practices, although it is expected that QFC may continue to operate certain of these stores under KUI's current "Stock Market" name and format. In addition, management believes that the KUI acquisition provides QFC with additional critical mass in the Seattle/Puget Sound region, which should improve purchasing and distribution and help create economies of scale. After giving effect to the KUI acquisition, including the anticipated divestiture of five KUI stores, Company management estimates that its market share among supermarkets in the Seattle/Puget Sound region is approximately 20% today.

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

STORE BASE AND DEVELOPMENT

Management believes that QFC has developed a modern and well-maintained base of stores in many prime locations in the Seattle/Puget Sound area. The Company currently operates 64 QFC supermarkets, generally in or nearby desirable residential areas.

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

During the five fiscal years ended December 28, 1996, QFC has invested approximately $217.0 million in capital expenditures, which have been primarily allocated toward acquiring and building new stores and expanding and remodeling or "re-remodeling" existing stores. During such period, QFC acquired or opened 34 new stores and remodeled or "re-remodeled" 31 existing stores. QFC remains committed to keeping its existing stores in top condition with the latest customer conveniences, information systems, merchandise, departments and decor.


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

    QFC's major wholesale supplier is West Coast Grocery Company ("West Coast"), a subsidiary of Super Valu Stores, Inc. The Company purchased approximately $211.5 million of products from West Coast during fiscal 1996, accounting for 35.0% of QFC's cost of sales and related occupancy expense during the year. Beginning with the Olson's merger in March 1995, QFC began using Associated Grocers ("A.G.") as its major wholesale supplier for the 12 stores that were previously operated by Olson's. A.G. is a cooperative wholesale supplier located in Seattle, Washington. QFC purchased approximately $57.5 million of products from A.G. during fiscal 1996, accounting for 9.5% of QFC's cost of sales and related occupancy expense during the year. Currently, 49 of the Company's QFC stores buy from West Coast and 15 from A.G. See "Item 13--Certain Relationships and Related Transactions." In addition, certain products, such as beer, wine, soda and certain snack foods, are purchased from other manufacturers or distributors which, as do West Coast and A.G., deliver directly to QFC's stores. QFC also maintains a central commissary where certain items, such as hot and cold salads, sauces and dressings, and certain "Chef's Express" ingredients, are prepared primarily for QFC's deli departments. In addition, kosher meat and poultry are prepared in QFC's USDA-approved processing facility. QFC also periodically purchases higher turnover products directly from the manufacturer that would otherwise be supplied by West Coast or A.G.

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

SEASONALITY

No material portion of QFC's business is affected by seasonal fluctuations, except that sales are generally stronger surrounding holidays, especially from Thanksgiving through New Year's Day. In addition, the Company's fiscal quarters consist of three 12-week quarters and a 16-week fourth quarter. However, 1994 was a 53-week fiscal year, with a 17-week fourth quarter.

ENVIRONMENTAL MATTERS

QFC is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposal or other releases of hazardous materials (together, "Environmental Laws"). In particular, under applicable Environmental Laws, QFC may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to their stores and the land on which their stores are situated, regardless of whether QFC leases or owns the stores or land in question and regardless of whether such environmental conditions were created by QFC or by a prior owner or tenant.

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

HUGHES MARKETS, INC.

On March 19, 1997, QFC acquired the principal operations of Hughes, including the assets and liabilities related to 57 grocery stores in southern California, as well as a 50% interest in Santee, one of the largest dairy plants in California, providing dairy and other products to Hughes and others, under the well-known "Knudsen", "Foremost" and other labels. Consideration for the merger consisted of $358.8 million in cash, and the assumption of $32.5 million of indebtedness of Hughes. The following information relates to Hughes:

MERCHANDISING

Hughes' merchandising strategy emphasizes: (i) superior customer service,
(ii) a wide selection of high quality products, (iii) competitive pricing and promotions and (iv) the development of proprietary brands.

SUPERIOR CUSTOMER SERVICE. The foundation of Hughes' merchandising strategy is its commitment to providing superior service and convenience. Each Hughes store monitors customer satisfaction in an effort to respond to its customers' shopping needs. Each store's checkout lanes are supplied with postage-paid comment cards which are reviewed and typically answered personally in writing or by phone. Hughes also employs an outside firm to monitor customer service and relations. Hughes' employees typically undergo in-store training which stresses customer service and relations, such as offering to specially order a particular product for a customer in the event it is not available in a store. As part of this commitment to its customers, Hughes stores are generally open 24 hours a day, seven days a week, and offer a wide variety of services, departments and products. All Hughes stores offer photo-processing services and automated teller machines. Fifty-one Hughes stores have on-site bakeries, 41 of which supply all of their own baked goods, 51 stores have full-service delicatessens, 53 stores have full service fish departments and the majority of the stores offer floral departments and fresh salad bars. Twenty-one Hughes stores have in-store banking services.

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

STORE BASE AND DEVELOPMENT

Hughes has grown primarily through site acquisition and development by focusing initially on the San Fernando Valley region of California and then on other selected parts of the Los Angeles area. Because Hughes began its store expansion in Los Angeles more than 40 years ago, it has been able to develop a stable base in Los Angeles County where newer competitors are limited by such barriers to entry as the high cost of real estate and significant zoning restraints. Hughes has pursued expansion from its base in Los Angeles County by selectively entering other markets in Southern California. For example, in 1979 Hughes entered the Orange County market by acquiring five stores and has since built its presence in Orange County to thirteen stores. Hughes entered the Riverside and San Bernardino markets in 1984 and now has three and seven stores, respectively, in those markets. Hughes also currently operates four stores in Ventura County. Hughes' management has been highly selective when choosing a site for a new store, typically requiring a minimum population and demographic profile before acquiring the site.

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

The following table sets forth additional information concerning Hughes stores for the periods indicated:

                                                                      FISCAL YEAR ENDED
                                              -------------------------------------------------------------------------------------
                                                MARCH 1,       FEBRUARY 29,       FEBRUARY 27,       FEBRUARY 26,       MARCH 3,
                                                  1992             1993               1994               1995             1996
                                              -------------  -----------------  -----------------  -----------------  -------------
Total Stores
Beginning of period.........................           49               52                 51                 51               53
  Newly constructed.........................            3                0                  0                  2                1
  Acquired..................................            0                0                  0                  0                0
  Closed....................................            0                1                  0                  0                0
                                                       --               --                 --                 --               --
End of period...............................           52               51                 51                 53               54
                                                      ----             ----               ----              -----             ----
                                                      ----             ----               ----              -----             ----
Remodels....................................            4                3                  6                  4                4

                                                 MARCH 4, 1996
                                                    THROUGH
                                                    MARCH 21,
                                                     1997
                                              -------------------
Total Stores
Beginning of period.........................              54
  Newly constructed.........................               4
  Acquired..................................               0
  Closed....................................               1
                                                          --
End of period...............................              57
                                                         ----
                                                         ----
Remodels....................................               2



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

MANAGEMENT INFORMATION SYSTEMS

The Company believes that a high level of computerization is essential to maintaining and improving Hughes' competitive position and is committed to the further development and use of information systems as a tool to enhance results of operations. For example, Hughes uses computerized information systems, including its IBM ES-9000-411 mainframe computer, to process transactions and to provide information relating to (i) ordering, purchasing and billing and (ii) reports on sales, inventories, gross profits, payroll, payables and expenses which are integrated with financial reports which enable management to better monitor results of operations. Hughes also uses a private voice and data network for communications and a LAN system which ties its stores, headquarters and warehouse to the mainframe computer. Hughes also uses an electronic payment system which enables customers to pay with debit and credit cards. Hughes also has a direct store delivery system for non-perishable deliveries which integrates the receipt of goods at the store with accounting and merchandising at Hughes' main offices. In addition, Hughes is installing new computer-based point-of-sale hardware and software in the checkout lanes of each of its supermarkets. As of January 31, 1997, this new technology had been installed in 26 stores, and is scheduled to be installed in the remaining Hughes stores by the end of 1997.

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

The Company believes that Hughes currently conducts its business, and in the past has conducted its business, in substantial compliance with applicable Environmental Laws and regulations. In addition, compliance with federal, state and local laws enacted for protection of the environment has had no material effect on Hughes.

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

SANTEE DAIRIES

Each of Hughes and Stater Bros. Markets ("Stater") owns a 50% interest in Santee, which operates one of the largest dairy plants in California. Santee processes, packages and distributes fluid whole, 2%, 1% and skim milk, as well as orange juice, fruit drinks and certain cultured products under the Knudsen, Foremost and certain store brand names. While the Company believes that all of Santee's products have a reputation for high quality, Santee promotes Knudsen as its premium label. Santee is the exclusive licensee of the Knudsen trademark from Kraft for fluid milk, juices and certain cultured items in the Southern California market. In addition, Santee is the exclusive licensee from Foremost Farms, USA, of the Foremost trademark for fluid milk in

Southern California. Santee also processes, packages and distributes Hershey chocolate milk under license and processes and packages orange juice for Sunkist. In calendar 1995, Santee processed approximately 70 million gallons of fluid products, including approximately 54 million gallons of fluid milk and in calendar 1996 processed approximately 73 million gallons of fluid products and approximately 54 million gallons of fluid milk. During calendar 1996, Santee sold an aggregate of approximately 60% of its fluid product volume to its owners, Hughes and Stater. During calendar 1996, Stater purchased more than twice as much fluid milk from Santee than did Hughes. Santee also sells to various non-owner grocery supermarkets, independent food distributors, military bases and food service providers in Southern California and surrounding areas.

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

Santee's other 50% owner, Stater, a subsidiary of Stater Bros. Holdings, Inc., is a leading Southern California supermarket chain, operating approximately 110 supermarkets located primarily in the Inland Empire region of Southern California (consisting primarily of Riverside and San Bernardino counties, but also including parts of Orange, Kern and Los Angeles counties). According to publicly available information, Stater had approximately $1.7 billion of sales and $59.8 million of EBITDA for the fiscal year ended September 29, 1996.

ITEM 2--PROPERTIES

QFC

    At March 21, 1997, QFC leased 58 of its 64 supermarkets and its administrative facilities under non-cancelable operating leases with various terms expiring through December 2053, including renewal periods. The average remaining term of QFC's leases (including all renewal options) is approximately 31 years, with only two of these leases subject to expiration within five years. Of the 20 stores expected to be retained in the KUI acquisition, 18 will be leased and two will be owned. The average remaining term of the leases of these 18 KUI stores (including renewal options) is approximately 32 years, and only one of such leases (expiring in April 1997) is subject to expiration within five years.

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

    QFC may seek to increase its ownership of future store locations in instances where management believes that it can better control occupancy expenses through ownership. At March 21, 1997, QFC owned the real estate at six of its store facilities in operation, two of which were part of small shopping centers owned by QFC. The real estate operations of these centers are currently not material to QFC's results of operations. During 1995 and 1996, QFC sold two of the centers it previously operated, and the others are currently for sale. QFC retained ownership of its store buildings and pads in the centers that were sold, and intends to do so in the remaining centers to be sold as well. There are no mortgages on QFC's owned stores.

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


FISCAL YEAR ENDED
(IN THOUSANDS EXCEPT
PER SHARE DATA)                             DEC. 28,  1996  DEC. 30, 1995  DEC. 31, 1994(1) DEC. 25, 1993  DEC. 26, 1992
------------------------------------------  --------------  -------------  -------------    -------------  -------------
sales.....................................   $  805,281      $  729,856     $  575,879       $  518,260     $  460,107
operating income..........................       48,997          42,777         39,212           38,897         36,845
interest expense..........................        9,890           9,639             --               --             --
net earnings..............................       25,418          20,216(2)      26,377           25,994         25,076
earnings per share........................         1.71            1.28(2)        1.34             1.33           1.28
weighted average
shares outstanding........................       14,888          15,830         19,656           19,592         19,623
cash dividends per share..................   $       --      $      .05     $      .20       $      .15     $       --
total assets..............................      304,017         284,000        208,611          181,912        151,671
long--term debt...........................      145,000         164,500             --               --             --
shareholders' equity......................       76,798          45,367        158,178          133,620        108,345
depreciation and amortization.............       19,477          16,170         11,604            9,283          7,782


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

                              RECENT DEVELOPMENTS

On March 19, 1997, the Company acquired Hughes, including the assets and liabilities related to 57 grocery stores in Southern California and a 50% interest in Santee, one of the largest dairy plants in California. Consideration for the merger consisted of $358.8 million in cash and the assumption of approximately $32.5 million of indebtedness of Hughes. In addition, on February 14, 1997, the principal operations of KUI were merged into a subsidiary of the Company, including 22 Stock Market and three Thriftway supermarkets located in the Seattle/Puget Sound region of Washington. As consideration for the assets and operations being merged, the Company paid $35.3 million in cash, issued 904,646 shares of the Company's common stock and assumed $24.3 million of the KUI indebtedness. With the addition of KUI, the Company continues its strategy of in-market and contiguous expansion within the Seattle/Puget Sound region, while the acquisition of Hughes represents the Company's strategy to enter into new markets; both are major developments toward the Company's overall strategy of becoming a leading multi-regional operator of premium supermarkets.


    As part of the financing of the Hughes and KUI transactions, on March 19, 1997, the Company sold an additional 5,175,000 shares of common stock through a secondary offering, issued $150.0 million aggregate principal amount of senior subordinated notes (at 8.7%) to institutional investors, and entered into an agreement to amend and restate its existing credit facility. The new credit facility consists of a $250.0 million term loan facility, a $125.0 million revolving credit facility (available for working capital and other general corporate purposes) and a $225.0 million reducing revolving acquisition credit facility. The Company used $193.2 million of proceeds from the common stock offering, $146.2 million of proceeds from the notes offering, and $250.0 million of borrowings under the new credit facility to finance the Hughes acquisition, to refinance $197.5 million of the Company's bank indebtedness outstanding at the time of the financings (including $59.6 million incurred in connection with the KUI acquisition), and to pay related fees and expenses, leaving approximately $31 million of cash on hand for general corporate purposes.


    As a result of these acquisitions, the Company operates 89 stores in the Seattle/Puget Sound region as well as 57 Hughes stores in Southern
California. The acquisitions more than doubled the size of the Company, and managing the Company and integrating the acquired businesses will present a new challenge to management. In order to facilitate this phase of the Company's development, the Company has hired a new chief executive officer, a senior vice president of corporate development and a senior vice president of marketing and public affairs to pursue and integrate acquisitions at a holding company level, thus allowing current senior management to remain focused on existing operations. Because of the magnitude of the acquisitions, the Company's operations will not be comparable to QFC's or Hughes' historical operations prior thereto. Each of the Hughes and the KUI acquisitions will be accounted for under the "purchase" method of accounting. The Company's capitalization will also change, reflecting the issuance of shares as well as a significant increase in long-term debt and a related increase in interest expense.
                                      22

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


                        LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity has been cash generated from operations. The Company's credit facility is another source of liquidity. The Company's cash and cash equivalents increased $2.5 million in 1996 to $14.6 million primarily due to an increase in cash provided by operations of $50.9 million, $2.7 million of proceeds received from the sale of real estate and $2.4 million from the issuance of common stock, which more than offset capital expenditures of $33.0 million and a reduction in borrowings under the Company's prior credit facility of $19.5 million. The ratio of current assets to current liabilities at December 28, 1996 was 1.05 to 1, compared with 1.09 to 1 at December 30, 1995. As discussed below, the Company refinanced its outstanding bank borrowings when it entered into the amended credit facility in connection with the Hughes merger, leaving the Company with approximately $350.0 million of unused committed borrowing capacity. In addition, as a result of the financings completed in connection with the Hughes merger described above, the Company has an additional $31.0 million in cash available for general corporate purposes.

    The Company's expansion and remodeling and new store activities for the period from 1986 through December 28, 1996 are summarized below:


                                                   NEW OR        SQUARE       CAPITAL
                  MAJOR                           ACQUIRED        FEET      EXPENDITURES
                REMODELS(1)    RE-REMODELS(2)      STORES        ADDED     (IN THOUSANDS)
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

    The Company owns the real estate at eleven of its 146 store facilities in operation. The Company owns the strip shopping centers where two of these stores are located; however, the real estate operations of these centers are currently insignificant to the Company's results of operations. The Company sold a shopping center in the third quarter of 1996 as well as one in the first quarter of 1995 (excluding its store buildings and pads). The remaining shopping centers are for sale, however, the Company plans to retain ownership of its store buildings and pads. The remaining stores are leased under long-term operating leases.

    Capital expenditures, which include the purchase of land, fixtures, equipment and leasehold improvements, as well as the purchase of leasehold interests, other property rights, goodwill and covenants not to compete, were $33.0 million in 1996. In 1997, the Company added 25 new stores as a result of the KUI merger and an additional 57 stores from the Hughes merger. The Company has currently budgeted capital expenditures for 1997 of approximately $62 million in order to remodel existing stores and to acquire and open new stores in the Pacific Northwest and Southern California. However, the Company will continue to seek attractive acquisitions of other regional supermarkets and supermarket chains, as well as additional stores and store sites and actual capital expenditures may increase significantly to the extent that these opportunities arise and the Company is able to obtain financing for these acquisitions. Accordingly, the Company is unable to predict with certainty its capital expenditure budget for fiscal 1997 or any future period. Capital expenditures may also be increased to the extent the Company is required to invest funds in Santee resulting from Santee's inability to obtain long-term financing.

    As part of the Hughes merger, the Company acquired a 50% interest in Santee. Santee has begun construction of a new dairy plant in order to provide a consistent source of milk, accommodate expected expansion and contain operating costs. The estimated cost of construction is approximately $100.0 million (including production equipment and capitalized interest and other costs). The new dairy is scheduled to be completed in December 1997 and be operational by March 1998. Approximately 40% of the aggregate budgeted capital expenditures have been made. Negotiations are currently under way with certain parties to purchase approximately $80.0 million of senior secured notes to finance construction costs. There is no assurance, however, that Santee will be able to obtain this long-term financing on acceptable terms, or at all. In that regard, the Company, and the other 50% partner, may be required to provide certain credit support for any long-term financing which Santee may arrange or otherwise enter into agreements intended to assure repayment of such indebtedness. Santee is currently in default under certain of the financial covenants relating to its existing credit facilities, and is negotiating with its lender to extend its existing credit facilities and to obtain the appropriate waivers. Notwithstanding such default, its lender has allowed Santee to continue to borrow under its existing credit facility without a formal waiver.

    During 1994, the Company paid cash dividends of $0.20 per share of the Company's common stock totaling $3.9 million and a cash dividend of $0.05 per share was paid in February 1995, totaling $1.0 million. The Company has discontinued the payment of cash dividends on its common stock and presently intends to retain available funds to finance the growth and operations of its business.

    On March 19, 1997, in connection with the Hughes merger, the Company entered into a new credit facility which replaced the credit facility it entered into in connection with its 1995 recapitalization. The new credit facility consists of
(i) a $250 million term loan facility (the "Term Loan Facility"), (ii) a $125 million revolving credit facility (the "Revolving Credit Facility") and (iii) a $225 million reducing revolving credit facility (the "Acquisition Facility"). Principal repayments under the Term Loan Facility are due in quarterly installments from June 30, 1998 through the final maturity of the new credit facility in March of 2004 and the Company will be required to repay borrowings under the Term Loan Facility with the proceeds from certain asset sales and, under certain circumstances, with cash flow in excess of certain specified amounts. The Revolving Credit Facility is available for working capital and other general corporate purposes, including permitted acquisitions, and any outstanding amounts thereunder will become due on March 31, 2004. The Acquisition Facility is to be used to consummate permitted acquisitions and will become due on March 31, 2004. In addition, the maximum amount of available borrowings under the Acquisition Facililty will decline by $25 million each year (subject to certain possible adjustments) commencing March 31, 2000, and the borrower thereunder will be required to repay borrowings thereunder to the extent that they exceed the reduced amount of the Acquisition Facility. Additionally, the Revolving Credit Facility and the Acquisition Facility may be used to make investments in Santee in an amount not to exceed $80.0 million to finance construction of Santee's new dairy. On the date the new credit facility became effective, the Company borrowed $250.0 million under the Term Loan Facility. At the Company's option, the interest rate per annum applicable to the new credit facility will either be (1) the greater of one of the bank agents' reference rate or 0.5% above the federal funds rate in each case, plus a margin (0% initially) or (2) IBOR plus a margin (0.875% initially), in each case with margin adjustments dependent on the borrower's senior funded debt to EBITDA ratio from time to time. The new credit facility contains a number of significant covenants that among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, impose specified financial tests as a precondition to the Company and its subsidiaries' acquisition of other businesses, and limit the Company and its subsidiaries from making certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. The obligations of the Company under the new credit facility have been guaranteed by certain existing subsidiaries. In addition, the Company has pledged the outstanding shares of certain subsidiaries as security under the facility. In addition, the Company and its subsidiaries will be required to comply with specified financial ratios and tests, including an interest and rental expense coverage ratio, a total funded debt to EBITDA ratio, a senior funded debt to EBITDA ratio and a minimum net worth test. The covenants and ratios under the new credit facility and the Notes described below were negotiated to provide appropriate flexibility to facilitate the Company's growth strategies.

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

    Two designees of Zell/Chilmark Fund L.P. ("Zell Chilmark") (Mr. Zell and Mrs. Rosenberg) are members of the Company's Board of Directors in accordance with the terms of the Recapitalization and Stock Purchase and Sale Agreement dated as of January 14, 1995 (the "Recapitalization Agreement") among the Company, Stuart M. Sloan and Zell Chilmark. A Standstill Agreement dated as of January 14, 1995 between the Company and Zell Chilmark (the "Zell Chilmark Standstill Agreement") provides that (i) Zell Chilmark will continue to have two representatives on the Company's Board as long as Zell Chilmark owns at least 10% of the outstanding common stock; (ii) the Company will not increase the size of its Board beyond nine members as long as Zell Chilmark is entitled to two Board designees and (iii) with certain exceptions, Zell Chilmark will vote its common stock for the election or removal of directors of the Company either (a) in accordance with the recommendations of a majority of the Company's disinterested directors or (b) in the same proportion as the other shareholders vote on such matter. The Zell Chilmark Standstill Agreement also imposes limitations on how Zell Chilmark may vote its common stock with respect to any matter that would relate to a possible change in control of the Company. See "Item 12--Security Ownership of Certain Beneficial Owners and Management."

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

    Sheli Z. Rosenberg became a director of the Company in April 1996.
Mrs. Rosenberg has been President and Chief Executive Officer since
November 1994 of Equity Group Investments, Inc. and its subsidiary Equity Financial and Management Company, both privately owned real estate and corporate investment and management firms; and has been an executive officer and director for more than the past five years of both of these companies; has been Chairman of the Board of the law firm of Rosenberg & Liebentritt, P.C. since 1980; is a director of Anixter International Inc., Capsure Holdings Corp., Sealy Corporation, Falcon Building Products, Inc., American Classic Voyages Co., Revco D.S., Inc. and Jacor Communications, Inc.; is a trustee of Equity Residential Properties Trust; was an executive officer and director until October 4, 1991 of Madison Management Group, Inc. which filed a petition under Chapter 11 of the Bankruptcy Code in November 1991; and has been Vice President of First Capital Benefit Administrators, Inc., which filed a petition under the federal bankruptcy laws in January 1995. Mrs. Rosenberg is a Class III director. See "Item 13 -Certain Relationships and Related Transactions."

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

                                                    SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                                              AWARDS
                                                                                           -------------
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

                       OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS
                                -----------------------------------------------------
                                                                                        POTENTIAL REALIZABLE VALUE
                                 NUMBER OF         % OF TOTAL                             AT ASSUMED ANNUAL RATES
                                 SECURITIES         OPTIONS                             OF STOCK PRICE APPRECIATION
                                 UNDERLYING        GRANTED TO    EXERCISE                  FOR OPTION TERM (1)
                                  OPTIONS         EMPLOYEES IN     PRICE    EXPIRATION  ---------------------------
NAME                            GRANTED(#) (2)     FISCAL YEAR    ($/SHR)      DATE        5% ($)        10% ($)
-----------------------------   --------------    ------------    -------   ----------  -----------   -------------

Stuart M. Sloan..............      50,000(3)           6.3         22.25     2/12/2006     699,500     1,773,000

Christopher A. Sinclair......     500,000(4)          63.3         31.50     9/17/2006   9,905,000    25,100,000

Dan Kourkoumelis.............      35,000(5)           4.4         31.00     9/19/2006     682,500     1,729,350

Marc Evanger.................      30,000(5)           3.8         31.00     9/19/2006     585,000     1,482,300


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

(4) The options were granted on September 17, 1996, at fair market value and vest subject to continued employment and are 100% exercisable at the earlier of seven years or at such time as the Company's common stock trades at $40.00 per share for any consecutive 10 day trading window. (Such options became exercisable in January 1997.)

5) The options were granted on September 19, 1996, at fair market value and vest ratably over five years.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                          NUMBER OF
                                         SECURITIES
                                         UNDERLYING            VALUE OF
                                        UNEXERCISED           UNEXERCISED
                                          OPTIONS            IN-THE-MONEY
                                       AT FISCAL YEAR      OPTIONS AT FISCAL
                                          END (#)           YEAR-END ($) (1)
----------------------------------     ---------------    -------------------
                                        EXERCISABLE/         EXERCISABLE/
NAME                                   UNEXERCISABLE         UNEXERCISABLE
----------------------------------     ---------------    -------------------
Stuart M. Sloan...................     138,900/120,000    1,210,975/1,052,500

Christopher A. Sinclair...........       0/500,000            0/1,000,000

Dan Kourkoumelis..................     105,985/166,000    1,301,651/1,701,750

Marc Evanger......................      65,484/128,000      745,729/1,290,500


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

Under the Director's Plan, each non-employee (non-affiliated) director of the Company is granted a non-qualified option to purchase 10,000 shares of the Company's common stock upon becoming a director. Prior to May 31, 1996, each director also was granted a non-qualified option to purchase 1,000 shares of common stock on an annual basis. Options vest in equal annual installments over three years and terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (i) ten years after the date of grant; (ii) termination as a director for any reason other than death or disability or (iii) 30 days after termination as a director due to death or disability. The exercise price for the options is the fair market value of the Company's common stock on the date of grant. Upon exercise, the exercise price may be paid in cash, by certified or cashier's check or in shares of stock of the Company owned by a director. Options to purchase up to 100,000 shares of common stock are authorized under the Directors' Plan. At the end of fiscal year 1996, options to acquire an aggregate of 64,200 shares were held by six directors at an average exercise price of $24.24 per share. Options to purchase 10,000 shares were granted to each of Mrs. Rosenberg and Mr. Rapaport upon their joining the Board on April 30, 1996, and May 28, 1996, respectively, at option prices of $26.00 and $27.00, respectively.


Effective April 29, 1996 through December 31, 1996, and on a calendar year basis thereafter, directors who are not employees or officers of the Company will continue to be eligible for the one-time grant of options noted above. In addition, in lieu of the annual retainer and meeting attendance fees, each such director shall receive $45,000 which shall be payable at the direction of the director, in either cash or stock units pursuant to the Company's Director's Stock Unit Plan (the "Stock Unit Plan"). Pursuant to the terms of the Stock Unit Plan, each eligible director will receive, on an annual basis, that number of stock units equal to $45,000 divided by the fair market value of the Company's common stock on the date of the award. Stock units vest in equal quarterly installments and may be exercised and converted on a one-for-one basis into shares of the Company's common stock on a date designated by each director prior to grant. For fiscal year 1996, the award value was prorated to $30,000, resulting in 967 stock units being awarded to each of six directors (for a total of 5,802 units). The Stock Unit Plan is subject to shareholder approval.

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



                                                                  PERCENT OF
                                        AMOUNT AND NATURE OF        SHARES
NAME AND ADDRESS (1)                  BENEFICIAL OWNERSHIP (2)   OUTSTANDING (2)
--------------------                  ------------------------   -------------
Stuart M. Sloan (3).................           1,857,882               8.54
Christopher A. Sinclair.............             500,000               2.30
Ronald A. Weinstein.................             297,776               1.36
Maurice F. Olson....................             600,825               2.76
Zell/Chilmark Fund L.P. (4)(5)......           3,975,000              18.28
Samuel Zell (4)(5)..................           3,982,884              18.31
Sheli Z. Rosenberg (4)(5)...........           3,980,550              18.30
Dan Kourkoumelis....................             138,123                  *
John W. Creighton, Jr...............              15,292                  *
Marc W. Evanger.....................              90,251                  *
Marc H. Rapaport....................               1,217                  *
Frederick S. Meils..................                 -0-                  *
William P. Ketcham..................                 -0-                  *
All executive officers and directors
 as a group (12 persons)............           7,449,800              34.43

                                       39

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

(2) Includes shares that may be acquired within 60 days through the exercise of stock options or stock units, as follows: Mr. Sloan, 158,900 shares; Mr. Sinclair, 500,000 shares; Mr. Weinstein, 13,217 shares; Mr. Olson, 7,884 shares; Mr. Kourkoumelis, 131,985 shares; Mr. Creighton, 11,417 shares;
    Mr. Zell, 7,884 shares; Mr. Rapaport, 1,217 shares; Mrs. Rosenberg, 4,550 shares; Mr. Meils, -0- shares; Mr. Ketcham, -0- shares; Mr. Evanger,
    85,484 shares; and all executive officers and directors as a group, 922,538.

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

In connection with the Olson's merger, Maurice F. Olson, a director of the Company, leases one of the former Olson's stores included in the merger. Annual lease payments paid to Mr. Olson under the lease were approximately $164,000 for fiscal year 1996.

The Company purchased $1,792,240 in wholesale bakery goods from Signature Bakery, L.L.C., which is owned by members of Mr. Olson's immediate family, during fiscal year 1996.

Messrs. Kourkoumelis and Olson are each members of the board of directors of A.G., which is one of the Company's major suppliers. Amounts paid to A.G. for products and service totaled $57.7 million for fiscal year 1996.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Creighton, Weinstein and Zell and Mrs. Rosenberg. Mr. Sloan, the Company's Chairman, is a director and serves on the compensation committee of Anixter International Inc. Mr. Zell is the Chairman of the Board of Anixter International Inc. and Mrs. Rosenberg is a director of Anixter International Inc.

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

                                     Director
--------------------------
John W. Creighton, Jr.

/s/ MAURICE F. OLSON                 Director
--------------------------
Maurice F. Olson

/s/ MARC H. RAPAPORT                 Director
--------------------------
Marc H. Rapaport

/s/ SHELI Z. ROSENBERG               Director
--------------------------
Sheli Z. Rosenberg

                                     Director
--------------------------
Ronald A. Weinstein

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

23 Independent Auditor's Consent to incorporation by reference of its report on financial statements in Registration Statements on Form S-8 and Form S-3. (The consent appears on page 45 of this Annual Report on Form 10-K.)


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

    Principal repayments of the term loan are due in quarterly installments from March 1997 through September 2001. The revolving loans are available on a revolving credit basis for general corporate purposes and any outstanding amounts would become due in September 2001. At the Company's option, the interest rate per annum applicable to the credit facility is either (1) the greater of the bank agent's reference rate or 0.5% above the federal funds rate or (2) IBOR plus a margin of 1.25% initially, with margin reductions if the Company meets specified financial ratios. At December 28, 1996, the borrowings under the credit facility bore interest at an average rate of approximately 6.6%. Additionally, the credit facility requires a commitment fee of .37% on the average daily unused portion of the revolving credit loans, computed on a quarterly basis in arrears.

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

                                       H.
                           RELATED PARTY TRANSACTIONS

The Company paid a management fee of up to 0.2% of sales as compensation for management advisory services, pursuant to an agreement with its chairman that expired on June 16, 1996. For the period of December 31, 1995 through June 16, 1996, $0.7 million was paid pursuant to the agreement. Upon expiration of the agreement, the Company agreed to pay its chairman a monthly fee aggregating $0.3 million, for June 17, 1996 through December 28, 1996, plus a bonus payment of $0.2 million. For the fourth quarter of 1995, in lieu of the management fee, which would have been approximately $0.5 million, the Company granted stock options for 58,900 shares of its stock under the Company's 1993 Executive Stock Option Plan (Note J) to its chairman. Management fee expense for 1996, 1995 and 1994 was $1.2 million, $1.0 million and $1.2 million, respectively.




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

    During 1996, the Company granted its Chief Executive officer options at fair market value which vest subject to continued employment and are 100% exercisable at the earlier of seven years or at such time as the Company's common stock trades at $40.00 per share for any consecutive 10 trading days. Such options became exercisable in January 1997.

    These plans provide for the grant of options to acquire up to 2.3 million shares of common stock to officers, directors and employees. Options for 2.1 million shares granted to 759 employees and six directors were outstanding at December 28, 1996. Stock option activity under these plans for the last three years was as follows:



                                                                                NUMBER       WEIGHTED AVERAGE
                                                                              OF SHARES      EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------

outstanding, december 25, 1993                                                833,519             $19.13
granted                                                                       204,200              22.44
forfeited                                                                     (11,610)             25.51
exercised                                                                     (40,656)              7.02
                                                                             --------             ------
outstanding, december 31, 1994 (487,393 exercisable
at a weighted average price of $15.18)                                        985,453              20.27
granted (weighted average grant date fair value $13.71)                       514,950              20.64
forfeited                                                                     (20,730)             27.02
exercised                                                                    (113,895)              5.57
                                                                           ------------           ------
outstanding, december 30, 1995 (582,089 exercisable
at a weighted average price of $19.80)                                      1,365,778              21.51
granted (weighted average grant date fair value-$18.17)                       785,800              30.46
forfeited                                                                     (15,490)             24.34
exercised                                                                     (68,057)             10.99
                                                                         ------------             ------
outstanding, december 28, 1996                                              2,068,031             $25.25
                                                                         ------------             ------

exercisable, december 28, 1996                                                717,555             $21.81
                                                                         ------------             ------
                                                                         ------------             ------


In 1990, the Company adopted an Employee Stock Purchase Plan under which 500,000 shares of the Company's common stock are reserved for issuance to employees. Employees are eligible to participate through payroll deductions in amounts related to their basic compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Under the plan, 93,967, 84,283 and 91,206 shares were issued to 1,236, 956 and 1,061 employees, in 1996, 1995 and 1994 respectively. As of December 28, 1996, payroll deductions totaling $1.3 million on behalf of approximately 1,200 employees were accrued for purchase of shares on March 31, 1997.

     At December 28, 1996, the weighted average remaining contractual life of options outstanding was 8 years with an exercise price of $3.25 to $35.50. Of the 2,068,031 options outstanding at December 28, 1996, only 950 options have an exercise price above the quoted market price of the Company's stock of $33.50 at December 28, 1996.

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," was recently issued and is effective for the Company's fiscal year ending December 28, 1996. The Company, as allowed, intends to continue its current method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25. The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: one to ten year expected life from date of grant; stock volatility of 44.7%; risk free interest rates from 3.91% to 6.32%; and no dividends during the expected term. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



In thousands except per share data                        1996       1995
--------------------------------------------------------------------------
NET INCOME AS REPORTED                                   $25,418    $20,216
PRO FORMA                                                 22,285     18,420


EARNINGS PER SHARE AS REPORTED                              1.71       1.28
PRO FORMA                                                   1.52       1.16
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

                                     L.
                             Recapitalization

On March 29, 1995, the Company successfully completed a recapitalization plan, including a self-tender offer under which the Company purchased 7.0 million shares of its common stock at a price of $25.00 per share payable in cash, and entered into a $220.0 million credit facility to finance the tender offer, Olson's merger and provide additional capital. Additionally, the Company sold 1.0 million newly issued shares of its common stock to Zell/Chilmark Fund L.P. (Zell/Chilmark) at $25.00 per share on March 29, 1995. Zell/Chilmark acquired an additional approximately 3.0 million shares at $25.00 per share, plus an amount equal to a 5% annual return on such amount from March 17, 1995 through January 16, 1996, directly from the Company's chairman in a separate transaction that closed on January 16, 1996.

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


                                     M.
                             Subsequent Events

Keith Uddenberg, Inc. Merger:   On February 14, 1997, the Company acquired the
principal operation of Keith Uddenberg, Inc. ("KUI"), including assets and liabilities related to 25 grocery stores in the western and southern Puget Sound region of Washington. The merger, which will be accounted for under the purchase method of accounting, will have the effect of an acquisition of 100% of the outstanding voting securities of KUI for consideration consisting of approximately $35.3 million cash, 904,646 shares of the Company's common stock, which as of February 14, 1997 had a value of $35.3 million, and the assumption by the Company of approximately $24.3 million of indebtedness of KUI.

Hughes Markets, Inc. Merger:   On March 19, 1977, the Company acquired the
principal operations of Hughes Markets, Inc. ("Hughes"), including the assets and liabilities related to 57 grocery stores located in Southern California and a 50% interest in Santee Dairies, Inc ("Santee"), one of the largest dairy plants in California. The merger, which will be accounted for under the purchase method of accounting will have the effect of an acquisition of 100% of the outstanding voting securities of Hughes, for consideration consisting of approximately $358.8 million cash, and the assumption by the Company of approximately $32.5 million of indebtedness of Hughes, consisting primarily of capitalized store leases.

Financings:   On March 19, 1997, the Company entered into the following
transactions to effect the Hughes acquisition, to refinance $197.5 million of the Company's bank indebtedness outstanding (including $59.6 million of indebtedness incurred in connection with the KUI acquisition), to pay related fees and expenses, and to provide cash for general corporate purposes.

Common Stock Offering. The Company sold 5.2 million shares of common stock at $39.00 per share in a secondary public offering under a Shelf Registration Statement originally filed December 23, 1996, which provides for the issuance of up to $500.0 million of equity and debt securities. The net proceeds from the offering approximated $193.2 million.

Note Offering   The Company issued $150.0 million aggregate principal amount of
8.7% Senior Subordinated Notes, due 2007, in a private offering (exempt from the registration requirements of the Securities Act) pursuant to Rule
144a to institutional investors. The net proceeds from the issuance of the notes approximated $146.2 million.

Amended Credit Facility   Concurrently with the sale of the debt and equity
securities, the Company entered into an amendment to its existing credit facility. The new credit facility consists of (i) a $250.0 million term loan facility ("Term Loan Facility"), (ii) a $125.0 million revolving credit facility ("Revolving Credit Facility") and (iii) a $225.00 million reducing revolving credit facility ("Acquisition Facility"). Principal repayments under the Term Loan Facility are due in quarterly installments from June 30, 1998 through the final maturity of the new credit facility in March 2004.The interest rate per annum applicable to the new credit facility will either be
(1) the greater of one of the bank agents' reference rate, or 0.5% above the federal funds rate, in each case, plus a margin (0% initially) or (2) IBOR plus a margin (0.875% initially), in each case with margin adjustments dependent on the borrower's senior funded debt to EBITDA from time to time.
Only $250.0 million of the new $600.0 million credit facility has been utilized.

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