Form 10-Q
period 1997-03-22
QUALITY FOOD CENTERS INC
filed 1997-05-06
CIK 804333

                                    United States
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                      FORM 10-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--  ACT OF 1934

For the quarterly period ended  FOR THE 12 WEEKS ENDED MARCH 22, 1997
                               --------------------------------------

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


Commission file number:   0-15590
                          -------


                            QUALITY  FOOD  CENTERS,  INC.
                            -----------------------------
                (Exact name of registrant as specified in its charter)

         Washington                                         91-1330075
------------------------------                   ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


       10112 N.E. 10th Street, Bellevue, Washington        98004
      ----------------------------------------------       --------
         (Address of principal executive offices)        (Zip Code)

                                   (206)  455-3761
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
                                                            Yes   X     No
                                                                -----      -----


    Number of shares of Registrant's common stock, $.001 par value,
    outstanding at May 1, 1997:     20,918,333

                       PART I.  FINANCIAL INFORMATION


                          QUALITY FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (unaudited)
                    (in thousands, except per share data)

--------------------------------------------------------------------------------

                                                        Twelve Weeks Ended
                                                      March 22,      March 23,
                                                       1997           1996
--------------------------------------------------------------------------------

Sales                                                 $233,154      $176,627
Cost of sales and related occupancy expenses           174,913       133,313
Marketing, general and administrative expenses          45,374        33,486
--------------------------------------------------------------------------------

OPERATING INCOME                                        12,867         9,828
Interest income                                            189            72
Interest expense                                        (2,777)       (2,588)
--------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                            10,279         7,312
Taxes on income
  Current                                                3,559         2,223
  Deferred                                                 300           406
--------------------------------------------------------------------------------

Total taxes on income                                    3,859         2,629
--------------------------------------------------------------------------------

NET EARNINGS                                          $  6,420      $ 4,683
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EARNINGS PER SHARE                                    $    .40      $   .32
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Weighted average shares outstanding                     16,017        14,554
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                    See accompanying notes to financial statements

                             QUALITY FOOD CENTERS, INC.
                            CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)

--------------------------------------------------------------------------------
                                                       March 22,   December 28,
                                                         1997           1996
--------------------------------------------------------------------------------
                                                     (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                             $  66,349      $  14,571
Accounts receivable                                      19,922         10,754
Notes receivable                                          5,375             -
Inventories                                             121,324         36,954
Prepaid expenses                                         19,955          6,208
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                    232,925         68,487
PROPERTIES
Land                                                     48,420         15,025
Buildings, fixtures and equipment                       271,526        155,038
Leasehold improvements                                   90,392         41,511
Property under capital leases                            21,191             -
Construction in progress                                 13,151          9,910
--------------------------------------------------------------------------------

                                                        444,680        221,484
Accumulated depreciation and amortization               (64,965)       (60,821)
--------------------------------------------------------------------------------

                                                        379,715        160,663

LEASEHOLD INTEREST, net of accumulated
     amortization of $11,816 and  $11,257               106,363         27,585
Real estate held for investment                           6,423          6,048
GOODWILL, net of accumulated
     amortization of $2,374 and $2,084                  236,820         33,691
OTHER ASSETS                                             33,544          7,543
--------------------------------------------------------------------------------
                                                      $ 995,790      $ 304,017
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                         90,089         35,548
Accrued payroll and related benefits                     42,664         15,884
Accrued business and sales taxes                          8,715          5,413
Other accrued expenses                                   36,324          7,240
Federal income taxes payable                              6,502            945
Notes payable                                             5,183             -
Current portion of capital lease obligations                617             -
--------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                               190,094         65,030
DEFERRED INCOME TAXES                                    61,205         12,142
OTHER LIABILITIES                                         5,699          5,047
LONG-TERM DEBT                                          400,318        145,000
CAPITAL LEASE OBLIGATIONS                                26,774             -
SHAREHOLDERS' EQUITY
Common stock, at stated value - authorized
  60,000,000 shares, issued and outstanding
  20,827,000 shares and 14,646,000 shares               263,427         34,945
Retained earnings                                        48,273         41,853
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                              311,700         76,798
--------------------------------------------------------------------------------
                                                      $ 995,790      $ 304,017
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          TWELVE WEEKS ENDED MARCH 22, 1997
                                     (unaudited)

                                    (in thousands)


--------------------------------------------------------------------------------

                            Common Stock
                        --------------------           Retained
                        Shares        Amount           Earnings           Total
--------------------------------------------------------------------------------
BALANCE AT
  DECEMBER 28, 1996     14,646      $ 34,945           $ 41,853       $ 76,798

NET EARNINGS                -           -                 6,420          6,420

COMMON STOCK ISSUED      6,181       228,482                -          228,482
--------------------------------------------------------------------------------
BALANCE AT
  MARCH 22, 1997        20,827     $ 263,427           $ 48,273      $ 311,700
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                (dollars in thousands)




   -----------------------------------------------------------------------------
                                                       Twelve Weeks Ended
                                                  March 22,           March 23,
                                                    1997                1996
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                     $  6,420            $  4,683

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
Depreciation and amortization of properties         4,144               3,695
Amortization of leasehold interest and other        1,049                 850
Amortization of debt issuance costs                    49                  43
Deferred income taxes                                 300                 406
Other                                                  81                   -
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable                                 2,795                 457
Inventories                                        (3,342)                882
Prepaid expenses                                      963                (681)
Accounts payable                                   (3,964)                 928
Accrued payroll and related benefits               (1,412)             (2,490)
Accrued business and sales taxes                      949              (1,837)
Other accrued expenses                              2,814               1,103
Federal income taxes payable                        2,655               2,222
--------------------------------------------------------------------------------
Net Cash Provided by Operating Activities          13,501              10,261
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures, net                          (5,101)             (8,482)
Acquisition of KUI                                (27,849)                  -
Acquisition of Hughes                            (345,047)                  -
Increase in real estate held for investment          (376)                (18)
Other                                              (1,009)               (704)
--------------------------------------------------------------------------------
Net Cash Used by Investing Activities            (379,382)             (9,204)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                324                 156
Proceeds from March 19, 1997 financings-
  Issuance of common stock                        192,199                   -
  Issuance of senior subordinated notes           146,250                   -
  Proceeds under credit facility                  248,001                   -
  Payment of outstanding credit facility         (197,000)                  -
Proceeds from (repayments of) long-term debt       27,885              (1,000)
--------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities  417,659                (844)
--------------------------------------------------------------------------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                             51,778                 213

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                           14,571              10,933
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                               $ 66,349            $ 11,146
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE WEEKS ENDED MARCH 22, 1997 AND MARCH 23, 1996
                                     (unaudited)

NOTE A - NATURE OF OPERATIONS

    Quality Food Centers, Inc. ("QFC") is a multi-regional operator of premium supermarkets, operating 146 stores and employing more than 10,000 people. The Company has been in operation since 1954 and currently operates 89 stores in the Puget Sound region of Washington State primarily under the names QFC and Stockmarkets and 57 stores in Southern California under the Hughes Family Market ("Hughes") name.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Preparation - The consolidated financial statements as of and for the twelve weeks ended March 22, 1997 and March 23, 1996 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented. All significant intercompany transactions and account balances have been eliminated in consolidation.

    These statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjuction with the annual audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended December 28, 1996.

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

Fiscal Periods - The Company's fiscal year ends on the last Saturday in December, (except for Hughes' which ends on the last Sunday in December) and its reporting quarters consist of three 12-week quarters and a 16-week fourth quarter.

Earnings Per Share - Earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during the period.

NOTE C - SUPPLEMENTAL CASH FLOW INFORMATION

    On March 19, 1997, the Company completed (i) the sale of 5,175,000 shares of the Company's common stock to the public for net proceeds of $192.2 million,
(ii) the private placement of $150.0 million of 8.7% senior subordinated notes for net proceeds of $146.3 million, and (iii) entered into an agreement to amend and restate its existing credit facility resulting in net proceeds of $248.0 million. The Company utilized $358.8 million of the proceeds to finance the acquisition of Hughes Markets, Inc. ("Hughes") and $197.0 million to refinance the Company's bank indebtedness outstanding at the time of the financings [including $59.1 million incurred in connection with the acquisition of Keith Uddenberg, Inc. ("KUI")], leaving approximately $31.7 million of cash for general corporate purposes.

    Cash paid for income taxes and interest expense was as follows (in thousands):
                                                            Twelve Weeks Ended
                                                         March 22,    March 23,
                                                           1997         1996
--------------------------------------------------------------------------------
Income taxes                                                $  900    $    -
Interest (net of $212 and $177 of interest capitalized)     $3,360      2,163
--------------------------------------------------------------------------------

                              QUALITY FOOD CENTERS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE WEEKS ENDED MARCH 22, 1997 AND MARCH 23, 1996
                                     (unaudited)


NOTE D - KEITH UDDENBERG, INC. ACQUISITION

    On February 14, 1997, the principal operations of KUI, including assets and liabilities related to 25 grocery stores in the western and southern Puget Sound region of Washington, were merged into a subsidiary of the Company. The merger, which has been accounted for under the purchase method of accounting, was effected through the acquisition of 100% of the outstanding voting securities of KUI for consideration consisting of $35.3 million cash, 904,646 shares of the Company's common stock, which as of February 14, 1997 had a value of $36.0 million and the assumption by the Company of approximately $23.8 million of indebtedness of KUI.

    For financial reporting purposes, the consideration paid for the operations of KUI has been allocated to the fair value of assets acquired and liabilities assumed. Goodwill of $57.6 million has been recorded as a result of the merger and is being amortized over 40 years. Because the transaction was a statutory merger, the Company has a carryover tax basis and amortization of the excess of the book value over the tax basis of the assets included in the merger is not deductible for federal income tax purposes.

    Following is a summary of the assets and liabilities recorded as a result of the KUI merger (in thousands):

                   Cash                               $  3,500
                   Inventories                          15,985
                   Other current assets                  5,564
                                                      --------
                           Total current assets         25,049

                   Property, plant and equipment        13,750
                   Leasehold interest                   20,000
                   Goodwill                             57,579
                   Other assets                         11,095
                   Current liabilities                 (18,470)
                   Deferred income taxes               (13,886)
                   Long-term debt                      (23,808)
                                                      --------
                                                      $ 71,309
                                                      --------
                                                      --------

    Long-term debt of $23.8 million assumed in connection with the merger was subsequently repaid.

NOTE E - HUGHES MARKETS, INC. ACQUISITION

    On March 19, 1997, the Company acquired the principal operations of Hughes, including the assets and liabilities related to 57 grocery stores located in Southern California and a 50% interest in Santee Dairies, Inc., one of the largest dairy plants in California. The acquisition, which has been accounted for under the purchase method of accounting, was effected through the acquisition of 100% of the outstanding voting securities of Hughes, for cash consideration of approximately $358.8 million, and the assumption by the Company of approximately $33.2 million of indebtedness (including $6.1 million of current indebtedness) of Hughes, consisting primarily of capitalized store leases.

                              QUALITY FOOD CENTERS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE WEEKS ENDED MARCH 22, 1997 AND MARCH 23, 1996
                                     (unaudited)


NOTE E - continued

    For financial reporting purposes, the consideration paid for Hughes has been allocated to the fair value of assets acquired and liabilities assumed. Goodwill of $145.8 million has been recorded as a result of the acquisition and is being amortized over 40 years. Because the transaction was a statutory merger, the Company has a carryover tax basis and amortization of the excess of the book value over the tax basis of the assets included in the merger is not deductible for federal income tax purposes.

    Following is a summary of the assets and liabilities recorded as a result of the Hughes merger (in thousands):

                   Cash                              $    13,767
                   Inventories                            65,042
                   Other current assets                   20,782
                                                    ------------
                     Total current assets                 99,591

                   Property, plant and equipment         183,141
                   Property under capital leases          21,191
                   Leasehold interest                     59,353
                   Goodwill                              145,841
                   Other assets                           14,178
                   Current liabilities                  (102,195)
                   Deferred income taxes                 (34,734)
                   Other liabilities                        (499)
                   Long-term debt                           (278)
                   Capital lease obligation              (26,774)
                                                    ------------
                                                     $   358,815
                                                     -----------
                                                     -----------

NOTE F - PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information assumes that the acquisitions of KUI and Hughes and the related financings each occurred as of the beginning of each period presented (in thousands, except per share data):

                                       Twelve Weeks        Twelve Weeks
                                          Ended               Ended
                                       March 22, 1997      March 23, 1996
                                       --------------      --------------

              Sales                       $476,611            $479,534
              Net earnings                   6,839               5,691
              Earnings per share               .32                 .28

NOTE G - ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share" was recently issued and is effective for the Company's fiscal year ending December 27, 1997. This Statement requires a change in the presentation of earnings per share. Early adoption of this Statement is not permitted. Management believes that the impact of the adoption of this Statement on the financial statements, taken as a whole, will not be material.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION

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

TWELVE WEEKS ENDED MARCH 22, 1997 COMPARED TO THE TWELVE WEEKS ENDED MARCH 23, 1996

    During the twelve weeks ended March 22, 1997, the Company acquired 82 stores from Hughes Markets, Inc. ("Hughes") and Keith Uddenberg, Inc. ("KUI") operating under the "Hughes Market" "Stock Market" and "Thriftway" names. (See Notes D and E to the Company's consolidated financial statements for the twelve weeks ended March 22, 1997.) The acquisitions more than doubled the size of the Company and managing the Company and integrating the acquired businesses will present new challenges to management. In order to facilitate this phase of the Company's development, the Company has hired a new chief executive officer, a senior vice president of corporate development and a senior vice president of marketing and public affairs to pursue and integrate acquisitions at a holding company level, thus allowing current senior management to remain focused on existing operations. Because of the magnitude of the acquisitions, the Company's operations are not comparable to QFC's or Hughes' historical operations. The Company's capitalization has also changed, reflecting the issuance of shares as well as a significant increase in long-term debt and related increase in interest expense. The results of operations for the twelve weeks ended March 22, 1997 include the results of operations of the acquired KUI stores for five weeks and Hughes stores for five days and the effects of the related financings for four days.

     The table below sets forth items in the Company's statements of earnings as a percentage of sales:

                                           12 Weeks Ended
                                  --------------------------------
                                    March 22,            March 23,
                                      1997                 1996
                                  -----------           ----------

    Sales                             100.0%                100.0%
    Cost of sales & related
         occupancy expenses            75.0                  75.4

    Marketing, general &
         administrative expenses       19.5                  19.0
                                  ---------             ---------
    Operating income                    5.5                   5.6
    Interest income                      .1                    .1
    Interest expense                   (1.2)                 (1.5)
                                 ----------            ----------
    Earnings before income taxes        4.4                   4.2
    Taxes on income                     1.6                   1.5
                                 ----------            ----------
    Net earnings                        2.8%                  2.7%
                                 ----------            ----------
                                 ----------            ----------

SALES

    Sales for the 12 weeks ended March 22, 1997 increased approximately $56.5 million, or 32.0%, compared with the same period in 1996. The increase in total sales reflects the acquisition of the 25 KUI stores for five weeks, the 57 Hughes stores for five days, sales from the two Food Giant stores acquired in October 1996 and an increase in same store sales (same store sales exclude sales in stores opened or acquired during the previous 12 months) of approximately 4.2% for the quarter. The increase in same store sales is due to improved merchandising and strong sales in remodeled and replacement stores while the Company experienced no food price inflation. These factors were offset in part by lower sales in certain existing stores due to the opening and remodeling of competitors' stores located near QFC stores. In addition, sales growth has been impacted by new and acquired stores, which have lower sales volumes, becoming a more significant part of the Company's sales, the maturing of older stores to a level where substantial sales growth is more difficult, and the Company's strategy of opening and acquiring stores in certain locations that enhance the Company's competitive position and protect its market share but reduce sales in nearby existing stores. Additionally, the supermarket industry continues to be highly competitive.

    Management believes that same store sales should remain positive in 1997. Further, modest or no inflation is anticipated for the remainder of 1997 and the regional economies are projected to remain healthy.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)

OPERATING INCOME

    The Company's cost of sales and related occupancy expenses improved to 75.0% of sales for the first quarter of 1997 from 75.4% for the first quarter of 1996 due to improved buying and merchandising, a greater mix of sales in higher margin service departments in the QFC stores and lower occupancy expenses as a percentage of sales offset, in part, by lower margins in the stores acquired during the quarter.

    Marketing, general and administrative expenses increased to 19.5% of sales for the first quarter of 1997 from 19.0% of sales for the first quarter of 1996 attributable to contractual rate increases from union contracts effective in May and August of 1996 and a 10% increase in the union benefit contributions rate effective in July 1996 as well as additional expenses associated with the initial integration of the acquired stores..

    As a result of the above factors, operating margins declined slightly to 5.5% of sales for the first quarter of 1997 compared to 5.6% of sales for the comparable period in 1996, which, combined with the 32.0% increase in sales, produced a 30.9% increase in operating income for the quarter.

INTEREST

    Interest income increased to $189,000 in the first quarter of 1997, compared to $72,000 in the same period in 1996, reflecting the increase in the Company's cash balances and higher interest rates.

    The $189,000 increase in interest expense for the first quarter of 1997 reflects four days interest on the additional debt incurred in connection with the acquisitions offset by lower debt balances than in the comparable year prior to such borrowings. Interest expense is net of approximately $212,000 and $177,000 of interest capitalized in connection with store construction and remodeling costs incurred during the 12 weeks ended March 22, 1997 and March 23, 1996, respectively.

INCOME TAXES

    The Company's effective federal income tax rate increased from 36.0% in 1996 to 37.5% in 1997 due to an increase in non-deductible goodwill resulting from the KUI and Hughes acquisitions. The difference between the Company's effective income tax rate and the federal statutory rate for the first quarter of 1997 is primarily due to non-deductible amortization of goodwill that was acquired through various acquisitions by the Company, including the KUI and Hughes acquisitions. As a result of these acquisitions, a portion of the Company's incomes will be taxable in the state of California, which, combined with the non-deductible goodwill amortization, will result in an estimated effective tax rate of approximately 43%.

NET EARNINGS

    The increase in operating income offset by the increase in the effective tax rate resulted in an increase in net earnings for the 12 weeks ended March 22, 1997 to $6.4 million compared with $4.7 million in the first quarter of 1996. Earnings per share were 40 cents on 16,017,000 weighted average shares outstanding, compared with 32 cent on 14,554,000 weighted average shares outstanding for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principle source of liquidity has been cash generated from operations and its revolving credit facility. On March 19, 1997, the Company completed (i) the sale of 5,175,000 shares of the Company's common stock to the public for net proceeds of $192.2 million, (ii) the private placement of $150.0 million of 8.7% senior subordinated notes for net proceeds of $146.3 million, and (iii) entered into an agreement to amend and restate its existing credit facility resulting in net proceeds of $248.0 million. The Company utilized $358.8 million of the proceeds to finance the acquisition of Hughes and $197.0 million to refinance the Company's bank indebtedness outstanding at the time of the financings (including $59.1 million incurred in connection with the acquisition of KUI), leaving approximately $31.7 million of cash for general corporate purposes. This amount, together with cash provided by operations of $12.5 million, more than offset capital expenditures and other investing activities during the 12 weeks ended March 22, 1997, and resulted in an increase in cash and cash equivalents of $51.8 million during the quarter to $66.3 million. The ratio of current assets to current liabilities at March 22, 1997 improved to 1.23 to 1, compared with
1.05 to 1 at December 28, 1996.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)

    The Company's expansion and remodeling and new store activities for the period from 1987 through March 22, 1997 are summarized below (dollars in thousands):
                       NEW OR       SQUARE
         MAJOR(1)     ACQUIRED       FEET            CAPITAL
         REMODELS      STORES        ADDED       EXPENDITURES(2)
         --------      ------        -----       ---------------

1987        2            -            8,000       $   5,700
1988        5            -           16,000           7,600
1989        2            2           85,000           9,900
1990        3            3          107,000          16,600
1991        3            3          127,000          25,900
1992        6            3          137,000          26,800
1993        3            5          173,000          43,000
1994        4            7          239,000          28,200
1995        7           17          609,000          89,100
1996       13            2          111,000          33,000
1997        1           82        3,039,000         435,600

TOTAL      49          124        4,651,000       $ 721,400
           --          ---        ---------       ---------
           --          ---        ---------       ---------

(1) Includes replacement stores.
(2) Includes $71.3 million for the acquisition of KUI, $358.8 for the acquisition of Hughes and expenditures for the purchase of real estate held for investment.

    With the acquisition of Hughes and KUI, 1997 was the Company's most active year to date in terms of growth. In addition, on April 30, 1997, the Company opened its 45,000 square foot Harvard Market store located in Seattle, Washington. QFC also continues to invest in its existing stores to keep them up-to-date. In addition to the remodeling of one of the two Food Giant stores the Company acquired in 1996, the Company's fiscal 1997 remodel plans currently include 12 of its QFC stores and 13 of the stores it acquired in the KUI acquisition. The Company has secured a number of other sites that are still in the entitlement process or subject to other contingencies and is actively pursuing other new store locations and acquisition opportunities. The Company has sold one of the stores it acquired from KUI and is actively marketing four other KUI stores. In addition, the Company has signed an agreement to acquire a store in Port Hadlock, located in the Western Puget Sound region of Washington state from a local independent retailer.

    The Company owns the real estate at 11 of its 146 store facilities currently in operation. The Company owns the strip shopping centers where two of these stores are located; however, the real estate operations of these centers are currently insignificant to the Company's results of operations. The shopping centers are for sale; however, the Company plans to retain ownership of its store buildings and pads. The remaining stores are leased under long-term operating leases. The Company, through Hughes, also owns a 600,000 square foot distribution facility in Irwindale, California.

    As part of the Hughes acquisition, the Company acquired a 50% interest in Santee Dairies, Inc. ("Santee"),one of the largest dairy plants in California. Santee has begun construction of a new dairy plant in order to provide a consistent source of milk, accommodate expected expansion and contain operating costs. The estimated cost of construction is approximately $100.0 million (including production equipment and capitalized interest and other costs). The new dairy is scheduled to be completed in December 1997 and be operational by March 1998. Approximately 50% of the aggregate budgeted capital expenditures have been made. Negotiations are currently under way with certain parties to provide Santee with approximately $80.0 million of senior secured notes to finance construction costs. The prospective lenders have orally agreed in principle to certain primary terms of such long-term financing, including the applicable interest rate and have been paid a non-refundable fee in connection therewith. There is no assurance, however, that Santee will be able to obtain this long-term financing on acceptable terms, or at all. In that regard, the Company, and the other 50% partner, may be required to provide certain credit support for any long-term financing which Santee may arrange or otherwise enter into agreements intended to assure repayment of such indebtedness. Santee is currently in default under certain of the financial covenants relating to its existing credit facilities,

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)


and is negotiating with its lender to extend its existing credit facilities and to obtain the appropriate waivers. Notwithstanding such default, its lender has allowed Santee to continue to borrow under its existing credit facility without a formal waiver.

    Excluding the KUI and Hughes acquisitions, capital expenditures, which include the purchase of land, fixtures, equipment and leasehold improvements, as well as the purchase of leasehold interests, other property rights, goodwill and covenants not to compete, are projected to be approximately $62.0 million in 1997 in order to remodel existing stores and to acquire and open new stores in the Pacific Northwest and Southern California. However, the Company will continue to seek attractive acquisitions of other regional supermarkets and supermarket chains, as well as additional stores and store sites and actual capital expenditures may increase significantly to the extent that these opportunities arise and the Company is able to obtain financing for these acquisitions. Accordingly, the Company is unable to predict with certainty its capital expenditure budget for 1997 or any future period.

    The Company has discontinued the payment of cash dividends on its common stock and presently intends to retain available funds to finance the growth and operations of its businesses.

    On March 19, 1997, in connection with the Hughes merger, the Company entered into a new credit facility which replaced the credit facility it entered into in connection with its 1995 recapitalization. The new credit facility consists of (i) a $250 million term loan facility (the "Term Loan Facility"),
(ii) a $125 million revolving credit facility (the "Revolving Credit Facility") and (iii) a $225 million reducing revolving credit facility (the "Acquisition Facility"). Principal repayments under the Term Loan Facility are due in quarterly installments from June 30, 1998 through the final maturity of the new credit facility in March of 2004 and the Company will be required to repay borrowings under the Term Loan Facility with the proceeds from certain asset sales and, under certain circumstances, with cash flow in excess of certain specified amounts. The Revolving Credit Facility is available for working capital and other general corporate purposes, including permitted acquisitions, and any outstanding amounts thereunder will become due on March 31, 2004. The Acquisition Facility is to be used to consummate permitted acquisitions and will become due on March 31, 2004. In addition, the maximum amount of available borrowings under the Acquisition Facility will decline by $25 million each year (subject to certain possible adjustments) commencing March 31, 2000, and the borrower thereunder will be required to repay borrowings thereunder to the extent that they exceed the reduced amount of the Acquisition Facility. Additionally, the Revolving Credit Facility and the Acquisition Facility may be used to make investments in Santee in an amount not to exceed $80.0 million to finance construction of Santee's new dairy. On the date the new credit facility became effective, the Company borrowed $250.0 million under the Term Loan Facility. At the Company's option, the interest rate per annum applicable to the new credit facility will either be (1) the greater of one of the bank agents' reference rate or 0.5% above the federal funds rate in each case, plus a margin (0% initially) or (2) IBOR plus a margin (0.875% initially), in each case with margin adjustments dependent on the borrower's senior funded debt to EBITDA ratio from time to time. The new credit facility contains a number of significant covenants that among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, impose specified financial tests as a precondition to the Company and its subsidiaries' acquisition of other businesses, and limit the Company and its subsidiaries from making certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. The obligations of the Company under the new credit facility have been guaranteed by certain existing subsidiaries. In addition, the Company has pledged the outstanding shares of certain subsidiaries as security under the facility. In addition, the Company and its subsidiaries will be required to comply with specified financial ratios and tests, including an interest and rental expense coverage ratio, a total funded debt to EBITDA ratio, a senior funded debt to EBITDA ratio and a minimum net worth test. The covenants and ratios under the new credit facility and the Notes described below were negotiated to provide appropriate flexibility to facilitate the Company's growth strategies.

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

    The Company is currently in compliance with all financial covenants contained in both the new credit facility and the Senior Subordinated Notes.

    The Company anticipates that cash on hand, cash flow from operations and borrowings under the new credit facility will be sufficient to provide financing for the $62 million of capital expenditures which is currently budgeted through the end of fiscal 1997. However, to the extent that the Company pursues additional acquisitions or seeks to make additional expenditures or to the extent that Santee is unable to obtain the required financing for its new dairy, the Company may be required to seek additional sources of financing, which may include additional borrowings or sales of its common stock and there can be no assurance that the Company will be able to obtain such additional financing on acceptable terms or at all. In December 1996, the Company filed a universal shelf registration statement with the Securities and Exchange Commission registering for sale to the public, an aggregate of $500.0 million of securities, under which, after the secondary common stock offering described above, $298.2 million of common stock, preferred stock and certain debt securities may be sold. The Company has from time to time issued shares of common stock for all or a portion of the purchase price of acquisitions (as it did for a portion of the Olson's Merger in 1995 and as it did in the KUI acquisition) and may do so again in the future.

Accounting Pronouncements

    Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." was recently issued and is effective for the Company's fiscal year ending December 27, 1997. This Statement requires a change in the presentation of earnings per share. Early adoption of this Statement is not permitted. Management believes that the impact of the adoption of this Statement on the financial statements, taken as a whole, will not be material.

Inflation

    The Company's sales for the first quarter of 1997 and 1996 reflect no food price inflation or deflation.

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

    Exhibit 27.0 - Financial Data Schedule.

B.  The Company filed a current report on Form 8-K/A on February 18, 1997.

                                       SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       QUALITY FOOD CENTERS, INC.
                                       (Registrant)





Date:  May 5, 1997                     /s/ Marc W. Evanger
                                       -----------------------------
                                       Marc W. Evanger
                                       Vice President
                                       Chief Financial Officer

                                     EXHIBIT INDEX





Exhibit Number               Exhibit

    11.0           Statement regarding computation
                    of per share earnings

    27.0           Financial Data Schedule