Form 10-K405/A
period 1996-12-28
QUALITY FOOD CENTERS INC
filed 1997-05-16
CIK 804333

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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


On February 14, 1997, the principal operations of KUI were merged into a subsidiary of QFC, including 22 Stock Market and three Thriftway supermarkets located in the Seattle/ Puget Sound region of Washington. As consideration for the operations being merged, QFC paid $35.3 million in cash, issued 904,646 shares of QFC's common stock and assumed $23.8 million of KUI indebtedness. The KUI acquisition provides QFC with desirable store locations primarily in the southern Puget Sound region and the Olympic Peninsula of the State of Washington, areas in which QFC previously had a limited presence. Management currently anticipates that it will retain 20 of the 25 stores acquired from KUI. Most of such stores will be converted to the QFC name and format and remodeled in order to implement QFC's merchandising and operating practices, although it is expected that QFC may continue to operate certain of these stores under KUI's current "Stock Market" name and format. In addition, management believes that the KUI acquisition provides QFC with additional critical mass in the Seattle/Puget Sound region, which should improve purchasing and distribution and help create economies of scale. After giving effect to the KUI acquisition, including the anticipated divestiture of five KUI stores, Company management estimates that its market share among supermarkets in the Seattle/Puget Sound region is approximately 20% today.


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
                                                                                           --
                                                                                           64
                                                                                           --

The following table sets forth additional information concerning QFC stores for the periods indicated:

                                                              FISCAL YEAR ENDED
                                      -----------------------------------------------------------------------------------
                                         DECEMBER         DECEMBER         DECEMBER         DECEMBER         DECEMBER
                                         26, 1992         25, 1993         31, 1994         30, 1995         28, 1996
                                      ---------------  ---------------  ---------------  ---------------  ---------------
Total Stores:
Beginning of period.................         30               33               38               45               62
  Newly constructed.................          1                3                1                1                0
  Acquired..........................          2                2                6               16                2
  Closed............................          0                0                0                0                0
                                             --               --               --               --               --
End of period.......................         33               38               45               62               64
                                           ----             ----             ----            -----            -----
                                           ----             ----             ----            -----            -----
Remodels............................          5                3                2                5                5
Re-remodels.........................          1                0                2                2                8


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


HUGHES MARKETS, INC.

On March 19, 1997, QFC acquired the principal operations of Hughes, including the assets and liabilities related to 57 grocery stores in southern California, as well as a 50% interest in Santee, one of the largest dairy plants in California, providing dairy and other products to Hughes and others, under the well-known "Knudsen", "Foremost" and other labels. Consideration for the merger consisted of $359.8 million in cash, and the assumption of $33.2 million of indebtedness of Hughes. The following information relates to Hughes:


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


------------------------

(1) 53-week fiscal year.

(2) Includes one-time charge of $1.4 million, or $.09 per share, resulting from the Company's recapitalization completed in March 1995.

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

                              RECENT DEVELOPMENTS

On March 19, 1997, the Company acquired Hughes, including the assets and liabilities related to 57 grocery stores in Southern California and a 50% interest in Santee, one of the largest dairy plants in California. Consideration for the merger consisted of $359.8 million in cash and the assumption of approximately $33.2 million of indebtedness of Hughes. In addition, on February 14, 1997, the principal operations of KUI were merged into a subsidiary of the Company, including 22 Stock Market and three Thriftway supermarkets located in the Seattle/Puget Sound region of Washington. As consideration for the assets and operations being merged, the Company paid $35.3 million in cash, issued 904,646 shares of the Company's common stock and assumed $23.8 million of the KUI indebtedness. With the addition of KUI, the Company continues its strategy of in-market and contiguous expansion within the Seattle/Puget Sound region, while the acquisition of Hughes represents the Company's strategy to enter into new markets; both are major developments toward the Company's overall strategy of becoming a leading multi-regional operator of premium supermarkets.


    As part of the financing of the Hughes and KUI transactions, on March 19, 1997, the Company sold an additional 5,175,000 shares of common stock through a secondary offering, issued $150.0 million aggregate principal amount of senior subordinated notes (at 8.7%) to institutional investors, and entered into an agreement to amend and restate its existing credit facility. The new credit facility consists of a $250.0 million term loan facility, a $125.0 million revolving credit facility (available for working capital and other general corporate purposes) and a $225.0 million reducing revolving acquisition credit facility. The Company used $192.2 million of net proceeds from the common stock offering, $146.3 million of net proceeds from the notes offering, and $248.0 million of net borrowings under the new credit facility to finance the Hughes acquisition, to refinance $197.0 million of the Company's bank indebtedness outstanding at the time of the financings (including $59.1 million incurred in connection with the KUI acquisition), and to pay related fees and expenses, leaving approximately $29.7 million of cash on hand for general corporate purposes.


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


Sales for 1996 were $805.3 million, an increase of $75.4 million, or 10.3%, reflecting a full 52-weeks of sales from the 17 stores added in 1995, sales from the two stores acquired in mid-October and the 3.3% increase in same store sales. The improvement in same store sales from 1995 to 1996 reflects improved merchandising, strong sales increases in two replacement stores, higher sales in remodeled stores and strong sales in certain stores that were affected by the opening and remodeling of nearby competitive stores in prior years.

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


    While 1995 operating income was higher than in 1994, net earnings declined from $26.4 million to $20.2 million due to an increase in net interest expense of $10 million, the higher effective tax rate and the $1.4 million one-time charge incurred in connection with the recapitalization. Reflecting the new capital structure following the recapitalization, weighted average shares outstanding declined from 19.7 million in 1994 to 15.8 million in 1995. Earnings per share were $1.28 for 1995 compared with $1.34 in 1994. Excluding the $1.4 million one-time charge, net earnings and earnings per share in 1995 would have been $21.6 million and $1.37, respectively.

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

    The Company owns the real estate at eleven of its 146 store facilities in operation. The Company owns the strip shopping centers where two of these stores are located; however, the real estate operations of these centers are currently insignificant to the Company's results of operations. The Company sold a shopping center in the third quarter of 1996 as well as one in the first quarter of 1995 (excluding its store buildings and pads). The remaining shopping centers are for sale, however, the Company plans to retain ownership of its store buildings and pads. The remaining stores are leased under long-term leases.




    Capital expenditures, which include the purchase of land, fixtures, equipment and leasehold improvements, as well as the purchase of leasehold interests, other property rights, goodwill and covenants not to compete, were $33.0 million in 1996. In 1997, the Company added 25 new stores as a result of the KUI merger and an additional 57 stores from the Hughes merger. Excluding these acquisitions, the Company has currently budgeted capital expenditures for 1997 of approximately $62 million in order to remodel existing stores and to acquire and open new stores in the Pacific Northwest and Southern California. However, the Company will continue to seek attractive acquisitions of other regional supermarkets and supermarket chains, as well as additional stores and store sites and actual capital expenditures may increase significantly to the extent that these opportunities arise and the Company is able to obtain financing for these acquisitions. Accordingly, the Company is unable to predict with certainty its capital expenditure budget for fiscal 1997 or any future period. Capital expenditures may also be increased to the extent the Company is required to invest funds in Santee resulting from Santee's inability to obtain long-term financing.


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

                                                    SUMMARY COMPENSATION TABLE


                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                                              AWARDS
                                                                                           -------------
                                                                    ANNUAL COMPENSATION     SECURITIES
                                                   FISCAL        ------------------------   UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                         YEAR          SALARY ($)    BONUS ($)   OPTIONS(#)    COMPENSATION ($)(4)
---------------------------                       --------       ------------   ---------  -------------  -------------------

Stuart M. Sloan.........................           1996           952,816(1)     250,000     50,000                   0
   Chairman, Chief Executive Officer (1)           1995           981,068(1)           0     58,900                   0
                                                   1994         1,151,757(1)           0     50,000                   0

Christopher A. Sinclair.................           1996           173,077(2)      87,500    500,000                   0
   President, Chief Executive Officer (2)          1995                 0(2)           0          0                   0
                                                   1994                 0(2)           0          0                   0

Dan Kourkoumelis........................           1996           285,000(3)     195,000     35,000              35,009
   President, Chief Executive Officer (3)          1995           275,000(3)     145,000    130,000              35,996
                                                   1994           233,528(3)     143,000     30,000              20,862

Marc Evanger............................           1996            155,000       100,000     30,000              17,443
   Vice President, Chief Financial                 1995            150,000        75,000    100,000              17,663
   Officer                                         1994            121,093        73,000     20,000              12,929


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

Signatures
----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quality Food Centers, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: May 15, 1997

INDEPENDENT AUDITORS' CONSENT
-----------------------------

Board of Directors
 and Shareholders
Quality Food Centers, Inc.
Bellevue, Washington


We consent to the incorporation by reference in Registration Statements Nos. 33-32878, 33-38736, 33-69514, 33-84202, and 333-19913 of Quality Food
Centers, Inc. on Forms S-8 and Registration Statement No. 333-19567 on Form S-3 of our report dated March 21, 1997, incorporated by reference in this Annual Report on Form 10-K/A of Quality Food Centers, Inc. for the year ended December 28, 1996.


/s/ Deloitte & Touche LLP
--------------------------
Seattle, Washington
May 15, 1997

                           QUALITY FOOD CENTERS, INC.

                            Index to Exhibits Filed
                            with the Annual Report
                            on Form 10-K/A for the
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

                                QUALITY FOOD CENTERS, INC.

                             Index to Financial Statements Filed
                                    with the Annual Report
                                    on Form 10-K/A for the
                             Fiscal Year Ended December 28, 1996


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
----------------------------------------------------------------------------


                                    K.
                              OLSON'S MERGER

On March 2, 1995 the principal operations of Olson's Food Stores, Inc. were merged into the Company, including assets and liabilities related to 12 of its grocery stores and its interest in certain grocery stores in various stages of development, and its rights in several other future sites. The merger was effected through an acquisition of 100% of the outstanding voting securities of Olson's for $18.0 million cash, 752,941 shares of the Company's common stock, which as of March 2, 1995 had a value of $18.1 million, and the assumption by the Company of approximately $24.0 million of indebtedness of Olson's. The merger has been accounted for under the purchase method of accounting.

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


                                     M.
                             Subsequent Events

Keith Uddenberg, Inc. Merger:   On February 14, 1997, the Company acquired the
principal operation of Keith Uddenberg, Inc. ("KUI"), including assets and liabilities related to 25 grocery stores in the western and southern Puget Sound region of Washington. The merger, which will be accounted for under the purchase method of accounting, will have the effect of an acquisition of 100% of the outstanding voting securities of KUI for consideration consisting of approximately $35.3 million cash, 904,646 shares of the Company's common stock, which as of February 14, 1997 had a value of $36.0 million, and the assumption by the Company of approximately $23.8 million of indebtedness of KUI.



Hughes Markets, Inc. Merger:   On March 19, 1997, the Company acquired the
principal operations of Hughes Markets, Inc. ("Hughes"), including the assets and liabilities related to 57 grocery stores located in Southern California and a 50% interest in Santee Dairies, Inc ("Santee"), one of the largest dairy plants in California. The merger, which will be accounted for under the purchase method of accounting will have the effect of an acquisition of 100% of the outstanding voting securities of Hughes, for consideration consisting of approximately $359.8 million cash, and the assumption by the Company of approximately $33.2 million of indebtedness of Hughes, consisting primarily of capitalized store leases.



Financings:   On March 19, 1997, the Company entered into the following
transactions to effect the Hughes acquisition, to refinance $197.0 million of the Company's bank indebtedness outstanding (including $59.1 million of indebtedness incurred in connection with the KUI acquisition), to pay related fees and expenses, and to provide cash for general corporate purposes.

Common Stock Offering. The Company sold 5.2 million shares of common stock at $39.00 per share in a secondary public offering under a Shelf Registration Statement originally filed December 23, 1996, which provides for the issuance of up to $500.0 million of equity and debt securities. The net proceeds from the offering approximated $192.2 million.



Note Offering   The Company issued $150.0 million aggregate principal amount of
8.7% Senior Subordinated Notes, due 2007, in a private offering (exempt from the registration requirements of the Securities Act) pursuant to Rule
144a to institutional investors. The net proceeds from the issuance of the notes approximated $146.3 million.



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


                                   First          Second           Third          Fourth
In thousands                      Quarter         Quarter         Quarter         Quarter
except earnings per share        (12 weeks)      (12 weeks)      (12 weeks)      (16 weeks)
-------------------------------------------------------------------------------------------

1996
SALES                             $176,627        $184,397        $186,142        $258,115
COST OF SALES AND RELATED
  OCCUPANCY EXPENSES               133,313         138,221         139,015         193,398
GROSS MARGIN                        43,314          46,176          47,127          64,717
OPERATING INCOME                     9,828          11,654          11,285          16,230
INTEREST INCOME                         72             112             117             165
INTEREST EXPENSE                     2,588           2,165           2,148           2,989
NET EARNINGS                         4,683           6,167           5,945           8,623
EARNINGS PER SHARE                     .32             .42             .40             .57
AVERAGE SHARES OUTSTANDING          14,554          14,798          14,893          15,140
---------------------------------------------   -------------   -------------   -----------


1995
SALES                             $138,938        $175,539        $176,058         $239,322
COST OF SALES AND RELATED
  OCCUPANCY EXPENSES               104,656         131,659         132,862          181,257
GROSS MARGIN                        34,282          43,880          43,196           58,065
OPERATING INCOME                     7,711          11,071          10,099           13,896
INTEREST INCOME                        274              76              76               76
INTEREST EXPENSE                        72           2,875           2,938            3,754
OTHER EXPENSE                        1,400               -               -                -
NET EARNINGS                         3,781           5,277           4,612            6,546
EARNINGS PER SHARE                     .19             .36             .32              .45
AVERAGE SHARES OUTSTANDING          19,842          14,821          14,553           14,548
---------------------------------------------   -------------   -------------   -----------

                                F-15

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