Form 10-Q/A
period 1997-03-22
QUALITY FOOD CENTERS INC
filed 1997-05-20
CIK 804333

                                    United States
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                      FORM 10-Q/A

                                   (Amendment No. 1)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--  ACT OF 1934

For the quarterly period ended  FOR THE 12 WEEKS ENDED MARCH 22, 1997
                               --------------------------------------

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

Commission file number:   0-15590
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
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                    See accompanying notes to financial statements

                             QUALITY FOOD CENTERS, INC.
                            CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)

--------------------------------------------------------------------------------
                                                       March 22,   December 28,
                                                         1997           1996
--------------------------------------------------------------------------------
                                                     (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $   66,349      $  14,571
Accounts receivable                                      19,320         10,754
Notes receivable                                          5,375             -
Inventories                                             121,324         36,954
Prepaid expenses                                         19,482          6,208
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                    231,850         68,487
PROPERTIES
Land                                                     53,343         15,025
Buildings, fixtures and equipment                       276,381        155,038
Leasehold improvements                                   92,622         41,511
Property under capital leases                            21,191             -
Construction in progress                                 12,297          9,910
--------------------------------------------------------------------------------

                                                        455,834        221,484
Accumulated depreciation and amortization               (64,965)       (60,821)
--------------------------------------------------------------------------------

                                                        390,869        160,663

LEASEHOLD INTEREST, net of accumulated
     amortization of $11,816 and  $11,257               106,446         27,585
Real estate held for investment                           6,423          6,048
GOODWILL, net of accumulated
     amortization of $2,374 and $2,084                  234,528         33,691
OTHER ASSETS                                             34,059          7,543
--------------------------------------------------------------------------------
                                                     $1,004,175      $ 304,017
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                     $   88,651      $  35,548
Accrued payroll and related benefits                     37,899         15,884
Accrued business and sales taxes                          9,361          5,413
Other accrued expenses                                   34,987          7,240
Federal income taxes payable                              6,422            945
Notes payable                                             5,183             -
Current portion of capital lease obligations                617             -
--------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                               183,120         65,030
DEFERRED INCOME TAXES                                    63,601         12,142
OTHER LIABILITIES                                        18,702          5,047
LONG-TERM DEBT                                          400,278        145,000
CAPITAL LEASE OBLIGATIONS                                26,774             -
SHAREHOLDERS' EQUITY
Common stock, at stated value - authorized
  60,000,000 shares, issued and outstanding
  20,827,000 shares and 14,646,000 shares               263,427         34,945
Retained earnings                                        48,273         41,853
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                              311,700         76,798
--------------------------------------------------------------------------------
                                                     $1,004,175      $ 304,017
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

                              QUALITY FOOD CENTERS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                (dollars in thousands)




   -----------------------------------------------------------------------------
                                                       Twelve Weeks Ended
                                                  March 22,           March 23,
                                                    1997                1996
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                     $  6,420            $  4,683

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
Depreciation and amortization of properties         4,144               3,695
Amortization of leasehold interest and other        1,049                 850
Amortization of debt issuance costs                    49                  43
Deferred income taxes                                 300                 406
Other                                                 100                   -
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable                                 3,054                 457
Inventories                                        (3,342)                882
Prepaid expenses                                      963                (681)
Accounts payable                                     (106)                928
Accrued payroll and related benefits               (2,236)             (2,490)
Accrued business and sales taxes                      171              (1,837)
Other accrued expenses                              6,807               1,103
Federal income taxes payable                        2,655               2,222
--------------------------------------------------------------------------------
Net Cash Provided by Operating Activities          20,028              10,261
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures, net                          (5,101)             (8,482)
Acquisition of KUI                                (34,087)                  -
Acquisition of Hughes                            (346,023)                  -
Increase in real estate held for investment          (376)                (18)
Other                                                (322)               (704)
--------------------------------------------------------------------------------
Net Cash Used by Investing Activities            (385,909)             (9,204)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                324                 156
Proceeds from March 19, 1997 financings-
  Issuance of common stock                        192,199                   -
  Issuance of senior subordinated notes           146,250                   -
  Proceeds under credit facility                  248,001                   -
  Payment of outstanding credit facility         (197,000)                  -
Proceeds from (repayments of) long-term debt       27,885              (1,000)
--------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities  417,659                (844)
--------------------------------------------------------------------------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                             51,778                 213

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                           14,571              10,933
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                               $ 66,349            $ 11,146
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

                              QUALITY FOOD CENTERS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE WEEKS ENDED MARCH 22, 1997 AND MARCH 23, 1996
                                     (unaudited)

NOTE A - NATURE OF OPERATIONS


    Quality Food Centers, Inc. ("QFC") is a multi-regional operator of premium supermarkets, operating 146 stores and employing more than 10,000 people. The Company has been in operation since 1954 and currently operates 89 stores in the Puget Sound region of Washington State primarily under the names QFC and Stock Market and 57 stores in Southern California under the Hughes Family Market ("Hughes") name.



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


Fiscal Periods - The Company's fiscal year ends on the last Saturday in December (except for Hughes' which ends on the last Sunday in December), and its reporting quarters consist of three 12-week quarters and a 16-week fourth quarter.



Earnings Per Share - Earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during the period.

NOTE C - SUPPLEMENTAL CASH FLOW INFORMATION


    On March 19, 1997, the Company completed (i) the sale of 5,175,000 shares of the Company's common stock to the public for net proceeds of $192.2 million,
(ii) the private placement of $150.0 million of 8.7% senior subordinated notes for net proceeds of $146.3 million, and (iii) entered into an agreement to amend and restate its existing credit facility resulting in net proceeds of $248.0 million. The Company utilized $359.8 million of the proceeds to finance the acquisition of Hughes and $197.0 million to refinance the Company's bank indebtedness outstanding at the time of the financings [including $59.1 million incurred in connection with the acquisition of Keith Uddenberg, Inc. ("KUI")], leaving approximately $29.7 million of cash for general corporate purposes.


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
--------------------------------------------------------------------------------

                              QUALITY FOOD CENTERS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE WEEKS ENDED MARCH 22, 1997 AND MARCH 23, 1996
                                     (unaudited)


NOTE D - KEITH UDDENBERG, INC. ACQUISITION


    On February 14, 1997, the principal operations of KUI, including assets and liabilities related to 25 grocery stores in the western and southern Puget Sound region of Washington, were merged into a subsidiary of the Company. The merger, which has been accounted for under the purchase method of accounting, was effected through the acquisition of 100% of the outstanding voting securities of KUI for consideration consisting of $35.3 million cash, 904,646 shares of the Company's common stock, (which as of February 14, 1997 had a value of $36.0 million) and the assumption by the Company of approximately $23.8 million of indebtedness of KUI.



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

    Following is a summary of the assets and liabilities recorded as a result of the KUI merger (in thousands):

                   Cash                               $  1,262
                   Inventories                          15,985
                   Other current assets                  4,749
                                                      --------
                           Total current assets         21,996

                   Property, plant and equipment        25,047
                   Leasehold interest                   20,000
                   Goodwill                             53,481
                   Other assets                         12,330
                   Current liabilities                 (16,507)
                   Deferred income taxes               (17,431)
                   Other liabilities                    (3,839)
                   Long-term debt                      (23,768)
                                                      --------
                                                      $ 71,309
                                                      --------
                                                      --------

    Long-term debt of $23.8 million assumed in connection with the merger was subsequently repaid.

NOTE E - HUGHES MARKETS, INC. ACQUISITION


    On March 19, 1997, the Company acquired the principal operations of Hughes, including the assets and liabilities related to 57 grocery stores located in Southern California and a 50% interest in Santee Dairies, Inc., one of the largest dairy plants in California. The acquisition, which has been accounted for under the purchase method of accounting, was effected through the acquisition of 100% of the outstanding voting securities of Hughes, for cash consideration of approximately $359.8 million, and the assumption by the Company of approximately $33.2 million of indebtedness (including $6.1 million of current indebtedness) of Hughes, consisting primarily of capitalized store leases.

                              QUALITY FOOD CENTERS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 TWELVE WEEKS ENDED MARCH 22, 1997 AND MARCH 23, 1996
                                     (unaudited)


NOTE E - continued


    For financial reporting purposes, the consideration paid for Hughes has been allocated to the fair value of assets acquired and liabilities assumed. Goodwill of $147.7 million has been recorded as a result of the acquisition and is being amortized over 40 years. Because the transaction was a statutory merger, the Company has a carryover tax basis and amortization of the excess of the book value over the tax basis of the assets included in the merger is not deductible for federal income tax purposes.


    Following is a summary of the assets and liabilities recorded as a result of the Hughes merger (in thousands):


                   Cash                              $    13,767
                   Inventories                            65,042
                   Other current assets                   20,782
                                                    ------------
                     Total current assets                 99,591

                   Property, plant and equipment         182,999
                   Property under capital leases          21,191
                   Leasehold interest                     59,353
                   Goodwill                              147,729
                   Other assets                           14,178
                   Current liabilities                   (94,935)
                   Deferred income taxes                 (33,584)
                   Other liabilities                      (9,680)
                   Long-term debt                           (278)
                   Capital lease obligation              (26,774)
                                                    ------------
                                                     $   359,790
                                                     -----------
                                                     -----------


NOTE F - PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information assumes that the acquisitions of KUI and Hughes and the related financings each occurred as of the beginning of each period presented (in thousands, except per share data):

                                       Twelve Weeks        Twelve Weeks
                                          Ended               Ended
                                       March 22, 1997      March 23, 1996
                                       --------------      --------------

              Sales                       $475,894            $479,534
              Net earnings                   6,563               5,691
              Earnings per share               .31                 .28

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


    As a result of the above factors, operating margins declined slightly to 5.5% of sales for the first quarter of 1997 compared to 5.6% of sales for the comparable period in 1996 which, combined with the 32.0% increase in sales, produced a 30.9% increase in operating income for the quarter.



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

INCOME TAXES


    The Company's effective federal income tax rate increased from 36.0% in 1996 to 37.5% in 1997 due to an increase in non-deductible goodwill resulting from the KUI and Hughes acquisitions. The difference between the Company's effective income tax rate and the federal statutory rate for the first quarter of 1997 is primarily due to non-deductible amortization of goodwill that was acquired through various acquisitions by the Company, including the KUI and Hughes acquisitions. As a result of these acquisitions, a portion of the Company's income will be taxable in the state of California, which, combined with the non-deductible goodwill amortization, will result in an estimated effective tax rate of approximately 43%.



NET EARNINGS


    The increase in operating income offset by the increase in the effective tax rate resulted in an increase in net earnings for the 12 weeks ended March 22, 1997 to $6.4 million compared with $4.7 million in the first quarter of 1996. Earnings per share were 40 cents on 16,017,000 weighted average shares outstanding, compared with 32 cents on 14,554,000 weighted average shares outstanding for the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES


    The Company's principle source of liquidity has been cash generated from operations and its revolving credit facility. On March 19, 1997, the Company completed (i) the sale of 5,175,000 shares of the Company's common stock to the public for net proceeds of $192.2 million, (ii) the private placement of $150.0 million of 8.7% senior subordinated notes for net proceeds of $146.3 million, and (iii) entered into an agreement to amend and restate its existing credit facility resulting in net proceeds of $248.0 million. The Company utilized $359.8 million of the proceeds to finance the acquisition of Hughes and $197.0 million to refinance the Company's bank indebtedness outstanding at the time of the financings (including $59.1 million incurred in connection with the acquisition of KUI), leaving approximately $29.7 million of cash for general corporate purposes. This amount, together with cash provided by operations of $20.0 million, more than offset capital expenditures and other investing activities during the 12 weeks ended March 22, 1997, and resulted in an increase in cash and cash equivalents of $51.8 million during the quarter to $66.3 million. The ratio of current assets to current liabilities at March 22, 1997 improved to 1.27 to 1, compared with
1.05 to 1 at December 28, 1996.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)



    The Company's expansion and remodeling and new store activities for the period from 1987 through March 22, 1997 are summarized below (dollars in thousands):
                       NEW OR       SQUARE
         MAJOR(1)     ACQUIRED       FEET            CAPITAL
         REMODELS      STORES        ADDED       EXPENDITURES(2)
         --------      ------        -----       ---------------

1987        2            -            8,000       $   5,700
1988        5            -           16,000           7,600
1989        2            2           85,000           9,900
1990        3            3          107,000          16,600
1991        3            3          127,000          25,900
1992        6            3          137,000          26,800
1993        3            5          173,000          43,000
1994        4            7          239,000          28,200
1995        7           17          609,000          89,100
1996       13            2          111,000          33,000
1997        1           82        3,039,000         436,600
           --          ---        ---------       ---------

TOTAL      49          124        4,651,000       $ 722,400
           --          ---        ---------       ---------
           --          ---        ---------       ---------




(1) Includes replacement stores.
(2) Includes $71.3 million for the acquisition of KUI, $359.8 million for the acquisition of Hughes and expenditures for the purchase of real estate held for investment.




    With the acquisition of Hughes and KUI, 1997 was the Company's most active year to date in terms of growth. In addition, on April 30, 1997, the Company opened its 45,000 square foot Harvard Market QFC store located in Seattle, Washington. QFC also continues to invest in its existing stores to keep them up-to-date. In addition to the remodeling of one of the two Food Giant stores the Company acquired in 1996, the Company's fiscal 1997 remodel plans currently include 12 of its QFC stores and 13 of the stores it acquired in the KUI acquisition. The Company has secured a number of other sites that are still in the entitlement process or subject to other contingencies and is actively pursuing other new store locations and acquisition opportunities. The Company has sold one of the stores it acquired from KUI and is actively marketing four other KUI stores. In addition, the Company has signed an agreement to acquire a store in Port Hadlock, located in the Western Puget Sound region of Washington state from a local independent retailer. The Company has also entered into lease agreements for two QFC stores to be built in the Portland, Oregon area, which are expected to be opened in early 1998 and has entered into agreements for two sites in the Olympia, Washington area. The Company will own its store pads and plans to open the Olympia QFC stores in 1998 as well. The Company's plans for the remainder of 1997 in southern California currently include one new store, two replacement stores and two major store remodels.


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

    Excluding the KUI and Hughes acquisitions, capital expenditures, which include the purchase of land, fixtures, equipment and leasehold improvements, as well as the purchase of leasehold interests, other property rights, goodwill and covenants not to compete, are projected to be approximately $75.0 million in 1997 in order to remodel existing stores and to acquire and open new stores in the Pacific Northwest and Southern California. However, the Company will continue to seek attractive acquisitions of other regional supermarkets and supermarket chains, as well as additional stores and store sites and actual capital expenditures may increase significantly to the extent that these opportunities arise and the Company is able to obtain financing for these acquisitions. Accordingly, the Company is unable to predict with certainty its capital expenditure budget for 1997 or any future period.

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

    Exhibit 27.0 - Financial Data Schedule.

B.  The Company filed a current report on Form 8-K/A on February 18, 1997.

                                       SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUALITY FOOD CENTERS, INC.
                                       (Registrant)





Date:  May 20, 1997                     /s/ Marc W. Evanger
                                       -----------------------------
                                       Marc W. Evanger
                                       Vice President
                                       Chief Financial Officer

                                     EXHIBIT INDEX





Exhibit Number               Exhibit

    11.0           Statement regarding computation
                    of per share earnings

    27.0           Financial Data Schedule