Form 10-K405/A
period 1996-12-28
QUALITY FOOD CENTERS INC
filed 1997-07-23
CIK 804333

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 3)


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

OVERVIEW / RECENT DEVELOPMENTS


The Registrant, Quality Food Centers, Inc. (the "Company" or "QFC"), is the second largest supermarket chain and the largest independent supermarket chain in the Seattle/Puget Sound area of Washington State, in each case based upon management's estimates of its market share. With the recent acquisition of Hughes Markets, Inc. ("Hughes"), the Company has entered into new markets in Southern California. The Company began operations in 1954 with four stores and has grown through acquisition and new store development to 146 stores today.

On March 19, 1997, the Company completed (i) the public sale of 5,175,000 shares of the Company's common stock at a public offering price of $39.00 per share for net proceeds to the Company of $192.2 million; (ii) the private placement of $150.0 million aggregate principal amount of 8.7% senior subordinated notes for net proceeds to the Company of $146.25 million and
(iii) borrowings of $250.0 million under a new credit facility (initial interest rate of IBOR plus 0.875%). The new $600.00 million credit facility consists of a $250.0 million term loan facility, a $125.0 million revolving credit facility and a $225.0 million reducing revolving acquisition credit facility. The proceeds of these three transactions were used (i) to finance the Hughes merger, described under "Hughes Markets, Inc." below; (ii) to refinance $197.0 million of the Company's bank indebtedness outstanding at the time of the financings (including $59.6 million of indebtedness incurred in connection with the acquisition of Keith Uddenberg Inc. ("KUI"), described under "General" below; (iii) to pay related fees and expenses and (iv) to provide cash for general corporate purposes. As a result of these acquisitions, the Company operates 89 stores in the Seattle/Puget Sound region as well as 57 Hughes stores in Southern California. The acquisitions more than doubled the size of the Company, and managing the Company and integrating the acquired businesses will present a new challenge to management. In order to facilitate this phase of the Company's development, the Company hired a new chief executive officer in September of 1996, a new senior vice president of corporate development in January of 1997, and a new senior vice president of marketing and public affairs in March of 1997 to pursue and integrate acquisitions at a holding company level, thus allowing current senior management to remain focused on existing operations. Because of the magnitude of the acquisitions, the Company's operations will not be comparable to QFC's or Hughes' historical operations prior thereto. Due to these developments, the Company's financial statements will change significantly from December 28, 1996, both in terms of total assets and store count, and the Company anticipates that annualized revenues will nearly triple to over $2 billion.

The Company's capitalization has also changed, reflecting the issuance of both equity and debt securities.

The Company has only one industry segment--the operation of retail supermarkets.

GENERAL


Management believes that the Company's QFC stores offer customers superior value by emphasizing an extensive selection of high quality perishable items, excellent customer service, convenient store locations and hours, a variety of specialty departments and competitive prices. QFC stores, which average approximately 31,000 square feet in size, are open seven days a week, 24 hours a day, and feature a number of specialty departments such as full service delicatessens, store seafood departments, bakery departments with coffee/espresso bars, and floral departments. Many QFC stores also offer natural food sections, video rentals, fresh juice bars and pharmacies. In addition, based on management's experience in the supermarket industry, QFC believes that it has been an industry leader in leasing space within its stores to branded specialty food operators, including Starbucks Coffee, Cinnabon World Famous Cinnamon Rolls and Noah's New York Bagels, as well as to full service banks such as Seafirst Bank. The Company has recently significantly expanded its selection of prepared foods and "home meal replacement" items which management believes appeal to the increasing convenience orientation of consumers. Examples include complete hot meals which are ready to serve, pre-cooked dinners which are ready to heat and eat, "Chef's Express" gourmet entrees which are specially prepared and ready to cook, and "Northwest Sandwich Bars" which feature a variety of pasta dishes, specialty and made-to-order hot and cold sandwiches, pre-made salads and self-serve soup and salad bars. Management believes that over the last five fiscal years, QFC has achieved EBITDA margins well in excess of the average for the U.S. supermarket industry, which management attributes primarily to QFC's superior merchandising and operating practices combined with favorable customer demographics in the Seattle/Puget Sound region.

On February 14, 1997, the principal operations of KUI were merged into a subsidiary of QFC, including 22 Stock Market and three Thriftway supermarkets located in the Seattle/ Puget Sound region of Washington. As consideration for the operations being merged, QFC paid $35.3 million in cash, issued 904,646 shares of QFC's common stock and assumed $23.8 million of KUI indebtedness. The KUI acquisition provides QFC with desirable store locations primarily in the southern Puget Sound region and the Olympic Peninsula of the State of Washington, areas in which QFC previously had a limited presence. Prior to its acquisition by QFC, KUI operated supermarkets in the Seattle/Puget Sound region for more than 40 years. KUI operated 22 stores under the "Stock Market" name and three under the "Thriftway" name. KUI 's Stock Market stores are generally larger stores (averaging approximately 46,000 square feet) and are price-oriented, with warehouse-type dry grocery shelving and a full complement of service departments, including delicatessens and seafood and bakery departments. The Thriftway stores are generally smaller, conventional format stores (averaging approximately 22,000 square feet). Management currently anticipates that it will retain 20 of the 25 stores acquired from KUI, including two of the three Thriftway stores. Most of such stores will be converted to the QFC name and format and remodeled in order to implement QFC's merchandising and operating practices, although it is expected that QFC may continue to operate certain of these stores under KUI's current "Stock Market" name and format. In addition, management believes that the KUI acquisition provides QFC with additional critical mass in the Seattle/Puget Sound region, which should improve purchasing and distribution and help create economies of scale. After giving effect to the KUI acquisition, including the anticipated divestiture of five KUI stores, Company management estimates that its market share among supermarkets in the Seattle/Puget Sound region is approximately 20% today.


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


The Company believes that a loss of one of its two principal suppliers would not result in a material adverse effect on the Company. In the event one of its two principal wholesale suppliers were unable to continue to supply the Company, the Company believes that it would be able to meet all of its supply needs from its other remaining supplier, from one of the other suppliers in the region and/or through self-distribution.


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


------------------------

(1) 53-week fiscal year.
(2) Includes one-time charge of $1.4 million, or $.09 per share, resulting from the Company's recapitalization completed in March 1995.
                                       21

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

Sales for 1996 were $805.3 million, an increase of $75.4 million, or
10.3%, reflecting a full 52-weeks of sales from the 17 stores added in 1995, sales from the two stores acquired in mid-October and the 3.3% increase in same store sales. The improvement in same store sales from 1995 to 1996 reflects improved merchandising, strong sales increases in two replacement stores, higher sales in remodeled stores and strong sales in certain stores that were
                                      23
affected by the opening and remodeling of nearby competitive stores in prior years.

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

    While 1995 operating income was higher than in 1994, net earnings declined from $26.4 million to $20.2 million due to an increase in net interest expense of $10 million, the higher effective tax rate and the
$1.4 million one-time charge incurred in connection with the recapitalization. Reflecting the new capital structure following the recapitalization, weighted average shares outstanding declined from 19.7 million in 1994 to 15.8 million in 1995. Earnings per share were $1.28 for 1995 compared with $1.34 in 1994. Excluding the $1.4 million one-time charge, net earnings and earnings per share in 1995 would have been $21.6 million and $1.37, respectively.
                                      25

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


    As part of the Hughes merger, the Company acquired an indirect 50% interest in Santee. Santee has begun construction of a new dairy plant in order to provide a consistent source of milk, accommodate expected expansion and contain operating costs. The estimated cost of construction is approximately $100.0 million (including production equipment and capitalized interest and other costs). The new dairy is scheduled to be completed in December 1997 and be operational by March 1998. Approximately 40% of the aggregate budgeted capital expenditures have been made. Negotiations are currently under way with certain parties to purchase approximately $80.0 million of senior secured notes to finance construction costs. There is no assurance, however, that Santee will be able to obtain this long-term financing on acceptable terms, or at all. In that regard, the Company, and the other 50% partner, may be required to provide certain credit support for any long-term financing which Santee may arrange or otherwise enter into agreements intended to assure repayment of such indebtedness. Santee is currently in default under certain of the financial covenants relating to its existing credit facilities, and is negotiating with its lender to extend its existing credit facilities and to obtain the appropriate waivers. Notwithstanding such default, its lender has allowed Santee to continue to borrow under its existing credit facility without a formal waiver.



    Hughers is self-insured for portions of its workers' compensation, general liability and health insurance. While Hughes maintains insurance policies with third party insurance companies, the deductibles on those policies subject Hughes to a significant amount of self-insurance risk. As a result, the risk of loss due to workers' compensation, general liability and health insurance claims is largely retained by Hughes. Further, the risk of loss is difficult to assess and estimate. Workers' compensation and general liability claims generally develop over time. In addition, workers' compensation and general liability claims generally entail a significant amount of medical and rehabilitation costs which are typically not known until some time in the future. During fiscal 1997, Hughes began using an independent actuary to help estimate its liability under the "fully developed claims" methodology.


    During 1994, the Company paid cash dividends of $0.20 per share of the Company's common stock totaling $3.9 million and a cash dividend of $0.05 per share was paid in February 1995, totaling $1.0 million. The Company has discontinued the payment of cash dividends on its common stock and presently intends to retain available funds to finance the growth and operations of its business.

    On March 19, 1997, in connection with the Hughes merger, the Company entered into a new credit facility which replaced the credit facility it entered into in connection with its 1995 recapitalization. The new credit facility consists of
(i) a $250 million term loan facility (the "Term Loan Facility"), (ii) a $125 million revolving credit facility (the "Revolving Credit Facility") and (iii) a $225 million reducing revolving credit facility (the "Acquisition Facility"). Principal repayments under the Term Loan Facility are due in quarterly installments from June 30, 1998 through the final maturity of the new credit facility in March of 2004 and the Company will be required to repay borrowings under the Term Loan Facility with the proceeds from certain asset sales and, under certain circumstances, with cash flow in excess of certain specified amounts. The Revolving Credit Facility is available for working capital and other general corporate purposes, including permitted acquisitions, and any outstanding amounts thereunder will become due on March 31, 2004. The Acquisition Facility is to be used to consummate permitted acquisitions and will become due on March 31, 2004. In addition, the maximum amount of available borrowings under the Acquisition Facililty will decline by $30 million each year (subject to certain possible adjustments) commencing March 31, 2000, and the borrower thereunder will be required to repay borrowings thereunder to the extent that they exceed the reduced amount of the Acquisition Facility. Additionally, the Revolving Credit Facility and the Acquisition Facility may be used to make investments in Santee in an amount not to exceed $80.0 million to finance construction of Santee's new dairy. On the date the new credit facility became effective, the Company borrowed $250.0 million under the Term Loan Facility. At the Company's option, the interest rate per annum applicable to the new credit facility will either be (1) the greater of one of the bank agents' reference rate or 0.5% above the federal funds rate in each case, plus a margin (0% initially) or (2) IBOR plus a margin (0.875% initially), in each case with margin adjustments dependent on the borrower's senior funded debt to EBITDA ratio from time to time. The new credit facility contains a number of significant covenants that among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and incur liens on their assets, in each case subject to specified exceptions, impose specified financial tests as a precondition to the Company and its subsidiaries' acquisition of other businesses, and limit the Company and its subsidiaries from making certain restricted payments (including dividends and repurchases of stock), subject in certain circumstances to specified financial tests. The obligations of the Company under the new credit facility have been guaranteed by certain existing subsidiaries. In addition, the Company has pledged the outstanding shares of certain subsidiaries as security under the facility. In addition, the Company and its subsidiaries will be required to comply with specified financial ratios and tests, including an interest and rental expense coverage ratio, a total funded debt to EBITDA ratio, a senior funded debt to EBITDA ratio and a minimum net worth test. The covenants and ratios under the new credit facility and the Notes described below were negotiated to provide appropriate flexibility to facilitate the Company's growth strategies.

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

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers and directors of the Company are as follows:



NAME                              AGE    POSITION
----                             -----   --------
Stuart M. Sloan                   53     Chairman of the Board

Christopher A. Sinclair           46     President, Chief Executive Officer and Director

Dan Kourkoumelis                  45     President, Chief Executive Officer and Director

Fredrick S. Meils                 55     Senior Vice President, Corporate Development

William P. Ketcham                46     Senior Vice President, Marketing and Public Affairs

Marc W. Evanger                   42     Vice President, Chief Financial Officer and Secretary/Treasurer

John W. Creighton, Jr.            64     Director

Maurice F. Olson                  52     Director

Marc H. Rapaport                  40     Director

Sheli Z. Rosenberg                55     Director

Ronald A. Weinstein               55     Director

Samuel Zell                       55     Director



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

    Stuart M. Sloan became a director of the Company in 1985 and has been Chairman of the Board since June 1986. Mr. Sloan served as Chief Executive Officer of the Company from June 1986 to February 1987 and again from April 1991 to September 1996. Mr. Sloan is the founder and a principal of Sloan Capital Companies, a private investment company. See "Item 13--Certain Relationships and Related Transactions". Mr. Sloan serves as a director of Anixter International ("Anixter"), TeleTech Holdings, Inc. ("Teletech") and Cucina! Cucina!, Inc. Mr. Sloan is a Class II director.


    Christopher A. Sinclair has been a director and President and Chief Executive Officer of the Company since September 1996. From 1984 to July 1996, Mr. Sinclair served as a senior executive officer of Pepsico, Inc. and most recently served as Chairman and Chief Executive Officer of Pepsi-Cola Company. Prior to 1984, Mr. Sinclair was a marketing executive with General Foods Company, Frito-Lay Company and Newsweek, Inc. Mr. Sinclair also serves as a director of Mattel, Inc., Perdue Farms, Incorporated and Woolworth Corporation. Mr. Sinclair is a Class II director.



    Dan Kourkoumelis became a director of the Company in April 1991. He joined the Company as a courtesy clerk in 1967 and his experience includes several ranks of store management and executive positions. Mr. Kourkoumelis was appointed Executive Vice President in 1983, Chief Operating Officer in 1987, President in 1989 and Chief Executive Officer in 1996. Mr. Kourkoumelis is a director of the Western Association of Food Chains, Washington Food Industry, Associated Grocers ("Associated Grocers"), Incorporated and Expeditors International of Washington, Inc. See "Item 13--Certain Relationships and Related Transactions". Mr. Kourkoumelis is a Class III director.


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

    John W. Creighton, Jr. became a director of the Company in December 1989. He has served since 1988 as President and a director, and since August 1991 as Chief Executive Officer of Weyerhaeuser Company, a forest products company. Mr. Creighton serves as a director of NHP, Inc. and Unocal Corporation. Mr. Creighton is a Class I director.



    Maurice F. Olson became a director of the Company in March 1995. Mr. Olson was Chairman and Chief Executive Officer of Olson's Food
Stores, Inc. ("Olson's"). Mr. Olson is the controlling member of Olson Management Group, LLC, a real estate development and management company. He also serves as a director of Associated Grocers. See "Item 13--Certain Relationships and Related Transactions." Mr. Olson is a Class II director.


    Marc H. Rapaport became a director of the Company in May 1996. Mr. Rapaport is currently Chairman and lead investor in LA Soccer Partners, L.P. He was a co-founder of the Capital Division of Jefferies and Company, Inc. in 1990 and served as Executive Vice President and Director of Corporate Finance until 1994. Prior to 1990, Mr. Rapaport served as Executive Vice President and co-director of Domestic Capital Markets at Drexel Burnham Lambert Inc. Mr. Rapaport is a member of the Board of Governors of Cedars-Sinai Hospital. Mr. Rapaport is a Class I director.


    Sheli Z. Rosenberg became a director of the Company in April 1996. Ms. Rosenberg has been President and Chief Executive Officer of Equity Group Investments, Inc., an owner, manager and financier of real estate and corporations ("EGI") since November 1994 and has been its executive officer and director for more than the past five years. She has been a principal of the law firm of Rosenberg & Liebentritt, P.C. since 1980. Ms. Rosenberg also serves as a director of Anixter, Capsure Holdings Corp., a holding company whose principal subsidiaries are specialty property and casualty insurers ("Capsure"), CVS Corporation, an owner and operator of drugstores, Illinova Inc. and its subsidiary Illinois Power Company, a supplier of electricity and natural gas in Illinois, Manufacturered Home Communities, Inc., a REIT specializing in the ownership and management of manufactured homes ("MHC"), Sealy Corporation, a bedding manufacturer ("Sealy"), American Classic Voyagers Co., an owner and operator of cruise lines ("American Classic") and Jacor Communications, Inc., an owner and operator of radio stations ("Jacor") and is a trustee of Equity Residential Properties Trust, a self-administered, self-managed equity REIT specializing in multi-family housing ("EQR"), and Equity Office Properties Trust, a self-administered, self-managed equity REIT specializing in office buildings ("EOP"). Ms. Rosenberg was a Vice President of First Capital Benefit Administrators, Inc., which filed a petition under the federal bankruptcy laws in January 1995 which resulted in its liquidation in November 1995. Ms. Rosenberg is a Class III director. See "Item 13 -Certain Relationships and Related Transactions."


    Ronald A. Weinstein served as a director of the Company from June 1986 to March 1987 and became a director again in February 1988. He was a principal of Sloan Capital Companies, a private investment company, from 1984 to July 1991. From February 1989 until April 1991, Mr. Weinstein served as Executive Vice President of Merchandising at Egghead, Inc., a reseller of microcomputer software. Mr. Weinstein serves as Chairman of B & B Auto Parts, Inc. and as a director of Molbak's, Inc. and Coinstar, Inc. Mr. Weinstein is a Class III director.


    Samuel Zell became a director of the Company in March 1995, Mr. Zell is Chairman of the Board of Directors of EGI, EQR, American Classic, EOP, Anixter, MHC, and Jacor. Mr. Zell is also Chairman of the Board and Chief Executive Officer of Capsure. He is also a director of Sealy, Ramco Energy PLC, an independent oil company based in the United Kingdom, TeleTech, and Chart House Enterprises, Inc., an owner and operator of restaurants. Mr. Zell is a Class I director. See "Item 13--Certain Relationships and Related Transactions."

           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Officers and directors of the Company and persons who own more than 10% of the Company's stock are required to report to the Commission ownership and changes in ownership of the Company's stock. Regulations promulgated by the Commission require the Company to disclose to its shareholders those filings that were not made on a timely basis. Based solely on its review of copies of such reports received by it, or written representations received from reporting persons that no such forms were required for those persons, the Company believes that, during fiscal 1996, its officers and directors complied with all applicable filing requirements.

ITEM 11--EXECUTIVE COMPENSATION

    The following table shows the compensation for services rendered for each person who served as the Chief Executive Officer of the Company and for each of the other named executive officers who earned in excess of $100,000 during fiscal year 1996 (together, the "Named Executive Officers").

                                                    SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                                              AWARDS
                                                                                           -------------
                                                                    ANNUAL COMPENSATION     SECURITIES
                                                   FISCAL        ------------------------   UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                         YEAR          SALARY ($)    BONUS ($)   OPTIONS(#)    COMPENSATION ($)(1)
---------------------------                       --------       ------------   ---------  -------------  -------------------

Stuart M. Sloan.........................           1996           952,816        250,000     50,000                   0
   Chairman, Chief Executive Officer (2)           1995           981,068              0     58,900                   0
                                                   1994         1,131,757              0     50,000                   0

Christopher A. Sinclair.................           1996           173,077         87,500    500,000                   0
   President, Chief Executive Officer (3)          1995                 0              0          0                   0
                                                   1994                 0              0          0                   0

Dan Kourkoumelis........................           1996           285,000        195,000     35,000              35,009
   President, Chief Executive Officer (4)          1995           275,000        145,000    130,000              35,996
                                                   1994           233,528        143,000     30,000              20,862

Marc W. Evanger............................        1996            155,000       100,000     30,000              17,443
   Vice President, Chief Financial                 1995            150,000        75,000    100,000              17,663
   Officer                                         1994            121,093        73,000     20,000              12,929


------------------------

(1) $10,474 of these amounts represent the accrued Company contributions made on behalf of Mr. Kourkoumelis and Mr. Evanger to the Quality Food Centers, Inc. Defined Contribution Profit Sharing Plan. The remaining amounts consist of cash compensation of $24,535 and $6,969 payable to Mr. Kourkoumelis and Mr. Evanger, respectively, representing the contributions that could not be made to the Defined Contribution Plan on behalf of such individuials due to the limitation on compensation imposed on tax-qualified plans by the Internal Revenue Code.



(2) Mr. Sloan served as the Chief Executive Officer of the Company until September 1996. Mr. Sloan continues to serve as Chairman of the Company. Mr. Sloan received only management fees from the Company for fiscal years
    1994 and 1995. From August 17, 1986 to June 18, 1996, Sloan Capital Companies, which is controlled by Mr. Sloan, received from the Company a management fee of 0.2% of the Company's total sales pursuant to a management agreement. The management fee was not adjusted during the term of the management agreement, which expired on June 18, 1996, except that for the fourth quarter of fiscal 1995, the parties agreed that Mr. Sloan would accept options to purchase 58,900 shares of the Company's stock in lieu of a cash management fee, which would have been approximately $479,000. For the period from December 31, 1995 through June 18, 1996, Sloan Capital
    Companies was paid 0.2% of sales, or $683,585, under the agreement. For the period from June 18, 1996 and through December 28, 1996, Sloan Capital Companies was paid an aggregate of $269,231, plus a bonus payment of $250,000. See "Item 13--Certain Relationships and Related Transactions."



(3) Mr. Sinclair was appointed President and Chief Executive Officer of the Company in September 1996. See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements."



(4) Mr. Kourkoumelis was appointed Chief Executive Officer of the Company in September 1996. See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

    The Company maintains stock option plans pursuant to which options to purchase common stock are granted to officers and key employees of the Company. The following tables show stock option grants in fiscal year 1996 to the Named Executive Officers, and the year-end value of unexercised options. No options were exercised in fiscal year 1996 by any of the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                          INDIVIDUAL GRANTS
                                -----------------------------------------------------
                                                                                        POTENTIAL REALIZABLE VALUE
                                 NUMBER OF         % OF TOTAL                             AT ASSUMED ANNUAL RATES
                                 SECURITIES         OPTIONS                             OF STOCK PRICE APPRECIATION
                                 UNDERLYING        GRANTED TO    EXERCISE                  FOR OPTION TERM (2)
                                  OPTIONS         EMPLOYEES IN     PRICE    EXPIRATION  ---------------------------
NAME                            GRANTED(#) (1)     FISCAL YEAR    ($/SH)       DATE        5% ($)        10% ($)
-----------------------------   --------------    ------------    -------   ----------  -----------   -------------

Stuart M. Sloan..............      50,000(3)           6.3        $22.25     2/12/2006    $699,500   $  1,773,000

Christopher A. Sinclair......     500,000(4)          63.3         31.50     9/17/2006   9,905,000     25,100,000

Dan Kourkoumelis.............      35,000(5)           4.4         31.00     9/19/2006     682,500      1,729,350

Marc W. Evanger.................   30,000(5)           3.8         31.00     9/19/2006     585,000      1,482,300



------------------------

(1) The Company's stock option plans are administered by the Compensation Committee of the Board of Directors, which determines to whom the options are granted, the number of shares subject to each option, the vesting schedule and the exercise price. Stock options granted to Messrs. Sloan, Sinclair, Kourkoumelis and Evanger were granted pursuant to the 1993 Executive Stock Option Plan (the "Executive Plan") and, in the case of Mr. Sinclair, subject to shareholder approval.



(2) Potential realizable value is based on the assumption that the stock price of the Company's common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price performance. No gain to the optionee is possible without an increase in the price of the common stock, which would benefit all holders of the common stock commensurately.



(3) The options were granted pursuant to the Executive Plan on February 12, 1996, at fair market value and vest in equal installments over five years.



(4) The options were granted pursuant to the Executive Plan on September 17, 1996, at fair market value and vest subject to continued employment and are 100% exercisable at the earlier of seven years or at such time as the Company's common stock trades at $40.00 per share for any consecutive 10-day trading window. (Such options became exercisable in January 1997.)



5) The options were granted pursuant to the Executive Plan on September 19, 1996, at fair market value and vest in equal installments over five years.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                          NUMBER OF
                                         SECURITIES
                                         UNDERLYING            VALUE OF
                                        UNEXERCISED           UNEXERCISED
                                          OPTIONS            IN-THE-MONEY
                                       AT FISCAL YEAR-     OPTIONS AT FISCAL
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
Stuart M. Sloan...................     138,900/120,000    1,210,975/1,052,500

Christopher A. Sinclair...........       0/500,000            0/1,000,000 (2)

Dan Kourkoumelis..................     105,985/166,000    1,301,651/1,701,750

Marc W. Evanger...................      65,484/128,000      745,729/1,290,500


--------------------------------------------------------

(1) Value is based on (i) the fair market value of Company's common stock at the end of fiscal 1996 ($33.50 per share) less the option exercise price times (ii) the number of shares underlying the options.

(2) Such options became exercisable in January 1997.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Mr. Sinclair is employed pursuant to an agreement which provides for continuation of his employment through September 16, 1999, subject to earlier termination under various circumstances. The agreement provides for an annual base salary of $600,000, subject to increase by the Company's Compensation Committee, as well as an annual bonus, targeted at 50% of annual base salary, although the actual amount of bonus paid is based on criteria established from time to time by the Company's Compensation Committee, which amount may be more or less than 50% of annual base salary. Pursuant to the agreement, Mr. Sinclair was granted options to purchase a total of 500,000 shares of the Company's common stock, at an exercise price of $31.50 per share pursuant to the Executive Plan, which grant is subject to approval by the shareholders of an amendment to such Plan. The agreement also provides for additional grants of stock options to Mr. Sinclair on the first and second anniversaries thereof, based on a formula which generally provides for options equal to three times base salary and target bonus, divided by the market price of the Company's common stock on or prior to the date of each such grant. If Mr. Sinclair's employment is terminated under certain circumstances prior to September 16, 1999 (including within 90 days after a change in control of the Company), Mr. Sinclair would be entitled to severance payments equal to his base salary through September 16, 1999, plus the target bonus applicable to the period during which such termination occurred.

Mr. Kourkoumelis is employed pursuant to an agreement which provides for continuation of his employment through September 1, 1999, subject to earlier termination under various circumstances. The agreement provides for an annual base salary of $283,246, subject to increase by the Company's Compensation Committee. In the event Mr. Kourkoumelis' employment is terminated under certain circumstances prior to September 1, 1999 (including termination by the Company within 180 days after a change in control of the Company), Mr. Kourkoumelis would be entitled to severance payments equal to the sum of his base salary plus bonus for a period of two years from the date of such termination, and all options to purchase shares of the Company's common stock then held by Mr. Kourkoumelis would immediately vest.

Mr. Evanger is employed pursuant to an agreement which provides for continuation of his employment through September 1, 1999, subject to earlier termination under various circumstances. The agreement provides for an annual base salary of $154,498, subject to increase by the Company's Compensation Committee. In the event Mr. Evanger's employment is terminated under certain circumstances prior to September 1, 1999 (including termination by the Company within 180 days after a change in control of the Company), Mr. Evanger would be entitled to severance payments equal to the sum of his base salary plus bonus for a period of two years from the date of such termination, and all options to purchase shares of the Company's common stock then held by Mr. Evanger would immediately vest.



DIRECTORS' FEES

Through April 30, 1996, directors who were not employees of the Company, excluding Mr. Sloan, were paid an annual retainer of $10,000 plus $1,000 for each Board of Directors meeting attended in person and $250 for each teleconference, were reimbursed for their expenses incurred in attending such meetings and were granted stock options under the Directors' Nonqualified Stock Option Plan (the "Directors' Plan").



Under the Directors' Plan, each non-employee (non-affiliated) director of the Company is granted a non-qualified option to purchase 10,000 shares of the Company's common stock upon becoming a director. Prior to May 31, 1996, each director also was granted a non-qualified option to purchase 1,000 shares of common stock on an annual basis. Options vest in equal annual installments over three years and terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (i) ten years after the date of grant; (ii) termination as a director for any reason other than death or disability; or (iii) 30 days after termination as a director due to death or disability. The option exercise price is the fair market value of the Company's common stock on the date of grant. Upon exercise, the exercise price may be paid in cash, by certified or cashier's check or in shares of stock of the Company owned by a director. Options to purchase up to 100,000 shares of common stock are authorized under the Directors' Plan. At the end of fiscal 1996, options to acquire an aggregate of 64,200 shares pursuant to the Directors' Plan were held by six directors at an average exercise price of $24.24 per share. Options to purchase 10,000 shares pursuant to the Directors' Plan were granted to each of Mrs. Rosenberg and Mr. Rapaport upon their joining the Board of Directors on April 30, 1996, and May 28, 1996, respectively, at option prices of $26.00 and $27.00 per share, respectively.



Effective April 29, 1996 through December 31, 1996, and on a calendar year basis thereafter, directors who are not employees or officers of the Company and who are not affiliated with Sloan Capital Companies will continue to be eligible for the one-time grant of options noted above upon becoming a director. In addition, in lieu of the annual retainer, meeting attendance fees and annual stock option grants, each eligible director shall receive $45,000, which shall be payable at the direction of the director in either cash or stock units pursuant to the Company's Director's Stock Unit Plan (the "Stock Unit Plan"). Pursuant to the terms of the Stock Unit Plan, each eligible director will receive, on January 1st of each year, that number of stock units equal to $45,000 (less the amount, if any, which the director elects to receive in cash) divided by the fair market value of the Company's common stock on the date of the award. Stock units vest in equal quarterly installments and may be exercised and converted on a one-for-one basis into shares of the Company's common stock on a date designated by each director prior to grant. For fiscal 1996, the award value was prorated to $30,000, resulting in 967 stock units being awarded to each of six directors (for a total of 5,802 units). Stock units convertible into 200,000 shares of the Company's common stock may be issued pursuant to the Stock Unit Plan. The Stock Unit Plan is subject to shareholder approval.

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




                                                                  PERCENT OF
                                        AMOUNT AND NATURE OF        SHARES
NAME AND ADDRESS (1)                  BENEFICIAL OWNERSHIP (2)   OUTSTANDING (2)
--------------------                  ------------------------   -------------
Stuart M. Sloan (3).................           1,857,882               8.85
Christopher A. Sinclair.............             500,000               2.34
Ronald A. Weinstein.................             297,776               1.43
Maurice F. Olson....................             600,825               2.88
Zell/Chilmark Fund L.P. (4)(5)......           3,975,000              19.09
Samuel Zell (4)(5)..................           3,982,884              19.12
Sheli Z. Rosenberg (4)(5)...........           3,980,550              19.11
Dan Kourkoumelis....................             138,123                  *
John W. Creighton, Jr...............              15,292                  *
Marc W. Evanger.....................              90,251                  *
Marc H. Rapaport....................               1,217                  *
Frederick S. Meils..................                 -0-                  *
William P. Ketcham..................                 -0-                  *
All executive officers and directors
 as a group (12 persons)............           7,489,800              34.44


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

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Pursuant to a management agreement dated August 17, 1986 with Sloan Capital Companies (the "Management Agreement"), the Company paid Sloan Capital Companies a management fee in an amount not greater than 0.2% of the Company's total sales in exchange for general advisory and policy-making services. Stuart M. Sloan, the Company's Chairman, controls Sloan Capital Companies. Pursuant to the Management Agreement, which expired June 16, 1996, a total of $683,585 in management fees was paid for the period from December 31, 1995 through June 18, 1996. For the remainder of 1996, a management fee aggregating $269,231 was paid to Sloan Capital Companies. In addition, Mr. Sloan, through Sloan Capital Companies, was paid a bonus of $250,000 in January 1997. The management fee payable for 1997 will be $150,000.



In August 1993, two partnerships which include Mr. Sloan as a partner acquired the 24-acre University Village Shopping Center, where one of the Company's stores is located and which is adjacent to an 8.8 acre parcel of land the Company acquired in 1991. The Company negotiated with the partnerships for certain property rights and lease modifications, which included a 15-year lease term extension, the right to be the exclusive grocery store in the center and the right to relocate its store to the adjacent site. The Company paid approximately $5.0 million for these rights, which is being amortized over the life of the lease as a leasehold interest. In August 1996, the Company completed construction of its flagship store on the adjacent property, moved its store and terminated the existing lease agreement, paying the partnership a $0.3 million lease termination fee. The Company retained all other property rights. Rentals and common area and real estate tax reimbursements paid to the partnerships were at the same rates paid to the previous owner of the center and totaled approximately $0.5 million for the fiscal year ended December 28, 1996.


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


In connection with the Olson's merger, Maurice F. Olson, a director of the Company, leases one of the former Olson's stores included in the merger to the Company. Annual lease payments paid to Mr. Olson under the lease were approximately $164,000 for fiscal 1996.



The Company purchased $1,792,240 in wholesale bakery goods from Signature Bakery, L.L.C., which is owned by members of Mr. Olson's immediate family, for fiscal 1996.

During fiscal 1996, Messrs. Kourkoumelis and Olson were each directors of Associated Grocers, which is one of the Company's major suppliers. Amounts paid to Associated Grocers for products and service totaled $57.7 million for fiscal year 1996.



The Company believes that the transactions described above were on terms comparable to those that would be agreed upon through arms length negotiations.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


The Compensation Committee is comprised of Messrs. Creighton, Weinstein and Zell and Mrs. Rosenberg. Mr. Sloan, the Company's Chairman, is a director and serves on the compensation committee of Anixter. Mr. Zell is the Chairman of the Board of Anixter and Mrs. Rosenberg is a director of Anixter.



In connection with the Recapitalization, the Company issued to Zell Chilmark 1,000,000 shares of Company Common Stock at $25.00 per share on March 29, 1995. Mr. Zell and Ms. Rosenberg indirectly control the general partner of Zell Chilmark. See "Certain Relationships and Related Transactions."




During fiscal 1996, the Company and certain of its subsidiaries incurred legal fees for services provided by Rosenberg & Liebentritt, P.C., a law firm of which Mrs. Rosenberg, a director, is a principal. Such legal fees were for certain legal services, including services performed in connection with various general corporate matters.

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

(b) Reports on Form 8-K


    The Company filed a report on Form 8-K dated November 12, 1996, as amended by Current Reports on Form 8-K/A dated December 24, 1996, December 27, 1996, February 18, 1997, March 17, 1997 and July 22, 1997.

Signatures
----------
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quality Food Centers, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         QUALITY FOOD CENTERS, INC.

                                               /s/ MARC W. EVANGER
                                         ------------------------------
                                         Marc W. Evanger, Vice President
                                         and Chief Financial Officer

Date: July 22, 1997

INDEPENDENT AUDITORS' CONSENT
-----------------------------

                                                                    EXHIBIT 23



We consent to the incorporation by reference in Registration Statements Nos. 33-32878, 33-38736, 33-69514, 33-84202, and 333-19913 of Quality Food
Centers, Inc. on Forms S-8; Registration Statement No. 333-19567 on Form S-3; and Registration Statement No. 333-27497 of Quality Food Centers, Inc. on Form S-4 of our report dated March 21, 1997, incorporated by reference in this Annual Report on Form 10-K/A, dated July 23, 1997, of Quality Food Centers, Inc. for the year ended December 28, 1996.

/s/ Deloitte & Touche LLP
--------------------------
Seattle, Washington
July 22, 1997

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


Note Offering   The Company issued $150.0 million aggregate principal
amount of 8.70% Senior Subordinated Notes, due 2007, in a private offering (exempt from the registration requirements of the Securities Act) pursuant to Rule 144A to institutional investors. The net proceeds from the issuance of the notes approximated $146.3 million. The Notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by Hughes Markets, Inc., KUI and Quality Food Holdings, Inc. ("Holding Company"), all of which are existing subsidiaries of the Company. The non-guarantor subsidiaries are inconsequential to the Company.


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



Christopher A. Sinclair                  Marc Evanger
President                                Vice President
Chief Executive Officer                  Chief Financial Officer


March 21, 1997

                           QUALITY FOOD CENTERS, INC.
                                   EXHIBIT 11
                       COMPUTATION OF EARNINGS PER SHARE

    Calculations of earnings per share reported in this report on Form 10-K for the periods presented are based on the following:

                                                             FISCAL YEAR        FISCAL YEAR        FISCAL YEAR
                                                                ENDED              ENDED              ENDED
                                                          DECEMBER 28, 1996  DECEMBER 30, 1995  DECEMBER 31, 1994
                                                          -----------------  -----------------  -----------------

PRIMARY

  Weighted average shares outstanding...................       14,547,687         15,706,279         19,434,211

  Dilutive effect of stock options......................          340,313            123,721            221,789
                                                               ----------         ----------          ----------

  Weighted average common and equivalent shares
    outstanding.........................................       14,888,000         15,830,000         19,656,000
                                                               ----------         ----------          ----------
                                                               ----------         ----------          ----------
FULLY DILUTED

  Weighted average shares outstanding...................       14,547,687         15,706,279         19,434,211

  Dilutive effect of stock options......................          459,313            125,721            239,789
                                                               ----------         ----------          ----------
 Weighted average common and equivalent shares
    outstanding.........................................       15,007,000         15,832,000         19,674,000
                                                               ----------         ----------          ----------
                                                               ----------         ----------          ----------