Form 10-Q/A
period 1997-03-22
QUALITY FOOD CENTERS INC
filed 1997-07-23
CIK 804333

                                    United States
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                      FORM 10-Q/A


                                   (Amendment No. 2)


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

                             QUALITY FOOD CENTERS, INC.
                            CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)


--------------------------------------------------------------------------------
                                                       March 22,   December 28,
                                                         1997           1996
--------------------------------------------------------------------------------
                                                     (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $   66,349      $  14,571
Accounts receivable                                      19,320         10,754
Notes receivable                                          5,375             -
Inventories                                             121,324         36,954
Prepaid expenses                                         19,482          6,208
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                    231,850         68,487
PROPERTIES
Land                                                     53,343         15,025
Buildings, fixtures and equipment                       276,381        155,038
Leasehold improvements                                   92,622         41,511
Property under capital leases                            21,191             -
Construction in progress                                 12,297          9,910
--------------------------------------------------------------------------------

                                                        455,834        221,484
Accumulated depreciation and amortization               (64,965)       (60,821)
--------------------------------------------------------------------------------

                                                        390,869        160,663

LEASEHOLD INTEREST, net of accumulated
     amortization of $11,816 and  $11,257               106,446         27,585
Real estate held for investment                           6,423          6,048
GOODWILL, net of accumulated
     amortization of $2,374 and $2,084                  227,732         33,691
OTHER ASSETS                                             34,059          7,543
--------------------------------------------------------------------------------
                                                     $  997,379      $ 304,017
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                     $   88,651      $  35,548
Accrued payroll and related benefits                     37,899         15,884
Accrued business and sales taxes                          9,361          5,413
Other accrued expenses                                   34,987          7,240
Federal income taxes payable                              6,422            945
Notes payable                                             5,183             -
Current portion of capital lease obligations                617             -
--------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                               183,120         65,030
DEFERRED INCOME TAXES                                    56,805         12,142
OTHER LIABILITIES                                        18,702          5,047
LONG-TERM DEBT                                          400,278        145,000
CAPITAL LEASE OBLIGATIONS                                26,774             -
SHAREHOLDERS' EQUITY
Common stock, at stated value - authorized
  60,000,000 shares, issued and outstanding
  20,827,000 shares and 14,646,000 shares               263,427         34,945
Retained earnings                                        48,273         41,853
--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                              311,700         76,798
--------------------------------------------------------------------------------
                                                     $  997,379      $ 304,017
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



--------------------------------------------------------------------------------
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


    For financial reporting purposes, the consideration paid for the operations of KUI has been allocated to the fair value of assets acquired and liabilities assumed. Goodwill of $46.7 million has been recorded as a result of the merger and is being amortized over 40 years. Because the transaction was a statutory merger, the Company has a carryover tax basis and amortization of the excess of the book value over the tax basis of the assets included in the merger is not deductible for federal income tax purposes.


    Following is a summary of the assets and liabilities recorded as a result of the KUI merger (in thousands):

                   Cash                               $  1,262
                   Inventories                          15,985
                   Other current assets                  4,749
                                                      --------
                           Total current assets         21,996

                   Property, plant and equipment        25,047
                   Leasehold interest                   20,000
                   Goodwill                             46,685
                   Other assets                         12,330
                   Current liabilities                 (16,507)
                   Deferred income taxes               (10,635)
                   Other liabilities                    (3,839)
                   Long-term debt                      (23,768)
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
                                                     -----------
                                                     -----------

NOTE F - PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information assumes that the acquisitions of KUI and Hughes and the related financings each occurred as of the beginning of each period presented (in thousands, except per share data):


                                       Twelve Weeks        Twelve Weeks
                                          Ended               Ended
                                       March 22, 1997      March 23, 1996
                                       --------------      --------------

              Sales                       $475,894            $479,534
              Net earnings                   6,406               5,456
              Earnings per share               .30                 .26


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


NOTE H - SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS

The Company issued $150.0 million aggregate principal amount of 8.70% Senior Subordinated Notes, due 2007 (the "Notes"), in a private offering (exempt from the registration requirements of the Securities Act) pursuant to Rule
144A to institutional investors. The Notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by Hughes Markets, Inc., KUI and Quality Food Holdings, Inc. ("Holdings"), all of which are existing subsidiaries of the Company. Summarized financial information for subsidiary guarantors of the Notes is set forth below. Separate financial statements for the subsidiary guarantors of the Notes are not presented because the Company has determined that such financial statements would not be material to investors. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company, other than the non-guarantor subsidiaries which individually, and in the aggregate, are inconsequential.



The following table presents combined summarized financial information for subsidiary guarantors of the Notes. The statement of earnings data represent the combined results of operations for the period from February 15, 1997 through March 22, 1997 for KUI, from March 20, 1997 through March 23, 1997 for Hughes, and from February 18, 1997 (date of inception) through March 22, 1997 for Holdings.



                                                             March 22, 1997
                                                             --------------
(in thousands)
Balance Sheet Data:
 Current assets                                                 $115,452
 Noncurrent assets                                              $528,931
 Current liabilities                                            $108,290
 Noncurrent liabilities                                         $337,126
 Stockholder's Equity                                           $198,966

                                                           For the period ended
                                                               March 22, 1997
                                                           --------------------
(in thousands)
Statement of Earnings Data:
 Net sales                                                      $45,646
 Gross profit                                                   $10,138
 Income before provision for Federal and State income taxes     $   910
 Net Earnings                                                   $   467

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

    Exhibit 27.0 - Financial Data Schedule.

B. The Company filed a current report on Form 8-K/A on February 18, 1997, as amended on March 17, 1997 and July 22, 1997

                                       SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUALITY FOOD CENTERS, INC.
                                       (Registrant)



Date:  July 22, 1997                     /s/ Marc W. Evanger
                                       -----------------------------
                                       Marc W. Evanger
                                       Vice President
                                       Chief Financial Officer

                                     EXHIBIT INDEX



Exhibit Number               Exhibit

    11.0           Statement regarding computation
                    of per share earnings

    27.0           Financial Data Schedule

                             QUALITY FOOD CENTERS, INC.
                                    EXHIBIT 11.0
                         COMPUTATION OF PER SHARE EARNINGS




Calculations of per share earnings reported in this report on Form 10-Q are based on the following:



                                                 Twelve Weeks Ended
                                         March 22, 1997    March 23, 1996
                                         --------------    --------------

Weighted average
  shares outstanding                        15,295,000        14,436,000

Dilutive effect of
  stock options                                722,000           118,000
                                            ----------        ----------

Weighted average
  number of shares                          16,017,000        14,554,000
                                            ----------        ----------
                                            ----------        ----------