Form 10-Q
period 1997-06-14
QUALITY FOOD CENTERS INC
filed 1997-07-29
CIK 804333

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended For the 12 Weeks Ended June 14, 1997
                                   ------------------------------------

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to _________________

Commission file number: 0-15590
                        -------

                        QUALITY FOOD CENTERS, INC.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Washington                                     91-1330075
---------------------------------                    --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

10112 N.E. 10th Street, Bellevue, Washington                 98004
--------------------------------------------               ----------
  (Address of principal executive offices)                 (Zip Code)

                               (206) 455-3761
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not applicable.
               -----------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes   X .   No     .
                                                             ----       ---

Number of shares of Registrant's common stock, $.001 par value, outstanding at July 18, 1997: 20,968,598

                       PART I. FINANCIAL INFORMATION

                         QUALITY FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                 (unaudited)
                    (in thousands, except per share data)

                                                        TWELVE WEEKS ENDED        24 WEEKS ENDED
                                                      ----------------------  ----------------------
                                                       JUNE 14,    JUNE 15,    JUNE 14,    JUNE 15,
                                                         1997        1996        1997        1996
                                                      ----------  ----------  ----------  ----------
Sales...............................................  $  501,128  $  184,397  $  734,282  $  361,024
Cost of sales and related occupancy expenses........     380,674     138,221     555,587     271,534
Marketing, general and administrative expenses......      96,448      34,522     141,822      68,008
                                                      ----------  ----------  ----------  ----------
OPERATING INCOME....................................      24,006      11,654      36,873      21,482
Interest income.....................................         704         112         893         184
Interest expense....................................      (7,990)     (2,165)    (10,767)     (4,753)
                                                      ----------  ----------  ----------  ----------
EARNINGS BEFORE INCOME TAXES........................      16,720       9,601      26,999      16,913
Taxes on income
Current.............................................       7,358       3,002      10,917       5,225
Deferred............................................        (400)        432        (100)        838
                                                      ----------  ----------  ----------  ----------
Total taxes on income...............................       6,958       3,434      10,817       6,063
                                                      ----------  ----------  ----------  ----------
NET EARNINGS........................................  $    9,762  $    6,167  $   16,182  $   10,850
                                                      ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------
EARNINGS PER SHARE..................................  $      .45  $      .42  $      .86  $      .74
                                                      ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------
Weighted average shares outstanding.................      21,633      14,798      18,813      14,686
                                                      ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------

    See accompanying notes to financial statements.

                        QUALITY FOOD CENTERS, INC.
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                                   JUNE 14,          DECEMBER 28,
                                                     1997               1996
                                                 ------------        -----------
                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents.......................  $   78,280          $   14,571

Accounts receivable.............................      23,148              10,754
Notes receivable................................       7,062                --
Inventories.....................................     117,146              36,954
Prepaid expenses................................      19,387               6,208
                                                  ----------          ----------
TOTAL CURRENT ASSETS............................     245,023              68,487
PROPERTIES
Land............................................      51,924              15,025
Buildings, fixtures and equipment...............     313,194             155,038
Leasehold improvements..........................      74,626              41,511
Property under capital leases...................      23,721                --
Construction in progress........................        --                 9,910
                                                  ----------          ----------
                                                     463,465             221,484
Accumulated depreciation and amortization.......     (73,884)            (60,821)
                                                  ----------          ----------
                                                     389,581             160,663

LEASEHOLD INTEREST, net of accumulated
 amortization of $12,768 and $11,257............     105,424              27,585
Real estate held for investment.................       5,876               6,048
GOODWILL, net of accumulated amortization
 of $3,879 and $2,084...........................     226,421              33,691
OTHER ASSETS....................................      34,277               7,543
                                                  ----------          ----------
                                                  $1,006,602            $304,017
                                                  ----------          ----------
                                                  ----------          ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable................................  $   90,224          $   35,548
Accrued payroll and related benefits............      38,436              15,884
Accrued business and sales taxes................       8,010               5,413
Other accrued expenses..........................      37,463               7,240
Federal income taxes payable....................       3,410                 945
Notes payable...................................         391               --
Current portion of capital lease obligations....         617               --
                                                  ----------          ----------

TOTAL CURRENT LIABILITIES.......................     178,551              65,030
DEFERRED INCOME TAXES...........................      56,454              12,142
OTHER LIABILITIES...............................      18,619               5,047
LONG-TERM DEBT..................................     400,244             145,000
CAPITAL LEASE OBLIGATIONS......................       29,130               --
SHAREHOLDERS' EQUITY
Common stock, at stated value--authorized
 60,000,000 shares, issued and outstanding
 20,926,000 shares and 14,646,000 shares.......      265,569              34,945
Retained earnings..............................       58,035              41,853
                                                  ----------          ----------
TOTAL SHAREHOLDERS' EQUITY.....................      323,604              76,798
                                                  ----------          ----------
                                                  $1,006,602          $  304,017
                                                  ----------          ----------
                                                  ----------          ----------

             See accompanying notes to financial statements.

                         QUALITY FOOD CENTERS, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   TWENTY-FOUR WEEKS ENDED JUNE 14, 1997
                                 (unaudited)
                                (in thousands)

                                         COMMON STOCK
                                     ---------------------  RETAINED
                                      SHARES      AMOUNT    EARNINGS     TOTAL
                                     ---------  ----------  ---------  ----------
BALANCE AT
DECEMBER 28, 1996..................     14,646  $   34,945  $  41,853  $   76,798
NET EARNINGS.......................     --          --         16,182      16,182
COMMON STOCK ISSUED................      6,280     230,624     --         230,624
BALANCE AT
JUNE 14, 1997......................     20,926  $  265,569  $  58,035  $  323,604
                                     ---------  ----------  ---------  ----------
                                     ---------  ----------  ---------  ----------

    See accompanying notes to financial statements.

                          QUALITY FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                            (dollars in thousands)

                                                                  TWENTY-FOUR WEEKS
                                                                        ENDED
                                                                ---------------------
                                                                 JUNE 14,   JUNE 15,
                                                                   1997       1996
                                                                ----------  ---------
OPERATING ACTIVITIES
Net earnings..................................................  $   16,182  $  10,850
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
Depreciation and amortization of properties...................      12,929      7,437
Amortization of leasehold interest, goodwill and other........       3,720      1,691
Amortization of debt issuance costs...........................         233         85
Deferred income taxes.........................................        (114)       838
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable...........................................          71        144
Inventories...................................................         834      1,863
Prepaid expenses..............................................         867     (1,087)
Accounts payable..............................................       1,468      2,404
Accrued payroll and related benefits..........................      (1,699)      (217)
Accrued business and sales taxes..............................      (1,180)        10
Other accrued expenses........................................       9,482        250
Federal income taxes payable..................................        (357)       899
Other liabilities.............................................        (917)    --
                                                                ----------  ---------
Net Cash Provided by Operating Activities.....................      41,519     25,167
                                                                ----------  ---------
INVESTING ACTIVITIES
Capital expenditures, net.....................................     (18,707)   (17,040)
Proceeds from sale of fixed assests...........................       8,050         --
Acquisition of KUI............................................     (34,344)        --
Acquisition of Hughes.........................................    (346,023)        --
Other.........................................................      (1,588)    (1,004)
                                                                ----------  ---------
Net Cash Used by Investing Activities.........................    (392,612)   (18,044)
                                                                ----------  ---------
FINANCING ACTIVITIES
Proceeds from issuance of common stock........................       2,466      2,171
Net proceeds from March 19, 1997 financings -
Issuance of common stock......................................     192,199         --
Issuance of senior subordinated notes.........................     146,250         --
Proceeds under credity facility...............................     248,001         --
Payment of outstanding credity facility.......................    (197,000)        --
Proceeds from (repayments of) long-term debt..................      22,886    (11,500)
                                                                ----------  ---------
Net Cash Provided (Used) by Financing Activities..............     414,802     (9,329)
                                                                ----------  ---------
NET INCREASE (DECREASE ) IN CASH AND CASH EQUIVALENTS.........      63,709     (2,206)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............      14,571     10,933
                                                                ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................  $   78,280  $   8,727
                                                                ----------  ---------
                                                                ----------  ---------


    See accompanying notes to financial statements.

                       QUALITY FOOD CENTERS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         TWENTY-FOUR WEEKS ENDED JUNE 14, 1997 AND JUNE 15, 1996
                               (UNAUDITED)

NOTE A--NATURE OF OPERATIONS

    Quality Food Centers, Inc. ("QFC") is a multi-regional operator of premium supermarkets, operating 147 stores and employing more than 10,000 people. The Company has been in operation since 1954 and currently operates 90 stores in the Puget Sound region of Washington state primarily under the names QFC and Stock Market and 57 stores in Southern California under the Hughes Family Market name.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Financial Statement Preparation--The consolidated financial statements as of and for the twelve and twenty-four weeks ended June 14, 1997 and June 15, 1996 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented. All significant intercompany transactions and account balances have been eliminated in consolidation.

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

    Fiscal Periods--The Company's fiscal year ends on the last Saturday in December (except for Hughes Markets, Inc.'s which ends on the last Sunday in December), and its reporting quarters consist of three 12-week quarters and a 16-week fourth quarter.

    Earnings Per Share--Earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during the period.

NOTE C--SUPPLEMENTAL CASH FLOW INFORMATION

    On March 19, 1997, the Company completed (i) the sale of 5,175,000 shares of the Company's common stock to the public for net proceeds of $192.2 million,
(ii) the private placement of $150.0 million of 8.7% senior subordinated notes for net proceeds of $146.3 million, and (iii) entered into an agreement to amend and restate its existing credit facility resulting in net proceeds of $248.0 million. The Company utilized $359.8 million of the proceeds to finance the acquisition of Hughes Market, Inc. ("Hughes") and $197.0 million to refinance the Company's bank indebtedness outstanding at the time of the financings [including $59.1 million incurred in connection with the acquisition of Keith Uddenberg, Inc. ("KUI")], leaving approximately $29.7 million of cash for general corporate purposes.

                                                   TWENTY-FOUR WEEKS
                                                          ENDED
                                                ------------------------
                                                 JUNE 14,      JUNE 15,
(IN THOUSANDS)                                     1997          1996
------------------                              ----------   ----------
Cash payments made:
  Income taxes.................................  $  11,250   $   4,325
  Interest (net of $347 and $567 of interest
   capitalized)................................      6,144       4,278
Non-Cash Transactions:
  Capital lease obligations incurred...........      2,530         --
                                                 ---------   ---------

    During the twenty-four weeks ended June 14, 1997, the Company entered into a capital lease in conjunction with the sale and leaseback of one of its stores. No gain or loss was recorded as a result of this transaction.

NOTE D--KEITH UDDENBERG, INC. ACQUISITION

   On February 14, 1997, the principal operations of KUI, including assets and liabilities related to 25 grocery stores in the western and southern Puget Sound region of Washington, were merged into a subsidiary of the Company, hereinafter defined as KU Acquisition Corporation ("KUA"). The merger, which has been accounted for under the purchase method of accounting, was effected through the acquisition of 100% of the outstanding voting securities of KUI for consideration consisting of $35.3 million cash, 904,646 shares of the Company's common stock, (which as of February 14, 1997 had a value of $36.0 million) and the assumption by the Company of approximately $23.8 million of indebtedness of KUI.

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

    Following is a summary of the assets and liabilities recorded as a result of the KUI merger (in thousands):

Cash.....................................................  $   1,262
Inventories..............................................     15,985
Other current assets.....................................      4,749
                                                           -----------
  Total current assets...................................     21,996

Property, plant and equipment............................     25,047
Leasehold interest.......................................     20,000
Goodwill.................................................     46,685
Other assets.............................................     12,330
Current liabilities......................................    (16,507)
Deferred income taxes....................................    (10,635)
Other liabilities........................................     (3,839)
Long-term debt...........................................    (23,768)
                                                          --------------
                                                           $  71,309
                                                          --------------
                                                          --------------

    Long-term debt of $23.8 million assumed in connection with the merger was subsequently repaid.

NOTE E--HUGHES MARKETS, INC. ACQUISITION

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

    Following is a summary of the assets and liabilities recorded as a result of the Hughes merger (in thousands):

Cash........................................  $  13,767
Inventories.................................     65,042
Other current assets........................     20,782
                                               ---------
  Total current assets......................     99,591

Property, plant and equipment...............    182,999
Property under capital leases...............     21,191
Leasehold interest..........................     59,353
Goodwill....................................    147,729
Other assets................................     14,178
Current liabilities.........................    (94,935)
Deferred income taxes.......................    (33,584)
Other liabilities...........................     (9,680)
Long-term debt..............................       (278)
Capital lease obligation....................    (26,774)
                                               ---------
                                              $ 359,790
                                               ---------
                                               ---------

NOTE F--PRO FORMA FINANCIAL INFORMATION

    The following pro forma financial information assumes that the acquisitions of KUI and Hughes and the related financings each occurred as of the beginning of each period presented (in thousands, except per share data):

                                             24 WEEKS           24 WEEKS
                                               ENDED              ENDED
                                           JUNE 14, 1997       JUNE 15, 1996
                                        -------------------  ------------------
Sales................................       $ 964,610            $  970,716
Net earnings                                   16,638                13,924
Earnings per share...................       $    0.77            $     0.67


NOTE G--ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," was recently issued and is effective for the Company's fiscal year ending December 27, 1997. This Statement requires a change in the presentation of earnings per share. Early adoption of this statement is not permitted. Management believes that the impact of the adoption of this Statement on the financial statements, taken as a whole, will not be material.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also recently issued and is effective for the Company's year ending December 26, 1998. The Company is currently evaluating the effects of this Standard; however, management believes the impact of its adoption will not be material to the financial statements, taken as a whole.

NOTE H--SUMMARIZED FINANCIAL INFORMATION--SUBSIDIARY GUARANTORS

    The Company issued $150.0 million aggregate principal amount of 8.70% Senior Subordinated Notes, due 2007 (the "Notes"), in a private offering (exempt from the registration requirements of the Securities Act) pursuant to Rule 144A to institutional investors. The Notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by Hughes, KUA and Quality Food Holdings, Inc. ("Holdings"), all of which are existing subsidiaries of the Company. Summarized financial information for subsidiary guarantors of the Notes is set forth below. Separate financial statements for the subsidiary guarantors of the Notes are not presented because the Company has determined that such financial statements would not be material to investors. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company, other than the non-guarantor subsidiaries which individually, and in the aggregate, are inconsequential.

    On May 20, 1997, the Company filed a Registration Statement on Form S-4 (File No. 333-27497) for the purpose of offering to exchange up to $150,000,000 aggregate principal amount of 8.70% Series B Senior Subordinated Notes due 2007 (the "Exchange Notes") for a like aggregate principal amount of the Notes (the "Exchange Offer Registration Statement"). The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate and maturity) to the terms of the Notes for which they may be exchanged, except that the Exchange Notes will be freely transferable by the holders thereof. The Exchange Offer Registration Statement was declared effective on July 23, 1997.

    The following table presents combined summarized financial information for subsidiary guarantors of the Notes. The statement of earnings data represent the combined results of operations for the period from February 15, 1997 through June 14, 1997 for KUA, from March 20, 1997 through June 15, 1997 for Hughes, and from February 18, 1997 (date of inception) through June 14, 1997 for Holdings.


                                               June 14, 1997
                                             -----------------
Balance Sheet Data (in thousands):
  Current assets                                 $   118,139
  Noncurrent assets                                  521,771
  Current liabilities                                 97,816
  Noncurrent liabilities                             338,419
  Shareholders' equity                               203,675


                                               For the period
                                             ended June 14, 1997
                                           -----------------------

Statement of Earnings Data (in thousands):
  Sales                                           $  350,789
  Operating income                                    12,433
  Earnings before income taxes                        10,127
  Net earnings                                         5,176

                           QUALITY FOOD CENTERS, INC.
                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

    Certain information contained herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to, the competitive environment in the supermarket industry in general and in the Company's specific market areas, changes in prevailing interest rates and the availability of financing, inflation, changes in costs of goods and services, economic conditions in general and in the Company's specific market areas, labor disturbances, demands placed on management by the substantial increase in the size of the Company because of the acquisitions described below, and changes in the Company's acquisition plans. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, statements relating to same store sales, inflation, regional economies, investments in existing stores, sales of certain KUI (as defined below) stores, the availability of financing for Santee (as defined below), future acquisitions and anticipated capital expenditures.

TWELVE AND TWENTY-FOUR WEEKS ENDED JUNE 14, 1997 COMPARED TO THE TWELVE AND TWENTY-FOUR WEEKS ENDED JUNE 15, 1996

    During the twenty-four weeks ended June 14, 1997, the Company acquired 57 stores from Hughes Markets, Inc. ("Hughes") operating under the "Hughes Market" name and 25 stores from Keith Uddenberg, Inc. ("KUI") operating under the "Stock Market" and "Thriftway" names. (See Notes D and E to the Company's consolidated financial statements for the twenty-four weeks ended June 14, 1997.) The acquisitions more than doubled the size of the Company, and managing the Company and integrating the acquired businesses will present new challenges to management. In order to facilitate this phase of the Company's development, the Company has hired a new chief executive officer, a new senior vice president of corporate development and a new senior vice president of marketing and public affairs to pursue and integrate acquisitions at a holding company level, thus allowing current senior management to remain focused on existing operations. Because of the magnitude of the acquisitions, the Company's operations are not comparable to QFC's or Hughes' historical operations. The Company's capitalization has also changed, reflecting the issuance of shares as well as a significant increase in long-term debt and a related increase in interest expense. The results of operations for the twelve weeks ended June 14, 1997, include the results of operations of the acquired from Hughes and KUI stores for the entire twelve-week period. The results of operations for the twenty-four weeks ended June 14, 1997, include the results of operations of the KUI stores for 17 weeks and the Hughes stores for approximately 13 weeks. Additionally, results of operations reflect the effects of the related financings which occurred on March 19, 1997.

    The table below sets forth items in the Company's statements of earnings as a percentage of sales:

                                                                                12 WEEKS ENDED            24 WEEKS ENDED
                                                                           ------------------------  ------------------------
                                                                            JUNE 14,     JUNE 15,     JUNE 14,     JUNE 15,
                                                                              1997         1996         1997         1996
                                                                           -----------  -----------  -----------  -----------
Sales....................................................................       100.0%       100.0%       100.0%       100.0%
Cost of sales & related occupancy expenses...............................        76.0         75.0         75.7         75.2
Marketing, general & administrative expenses.............................        19.2         18.7         19.3         18.9
                                                                                -----        -----        -----        -----
Operating income.........................................................         4.8          6.3          5.0          5.9
Interest income .........................................................          .1           .1           .1           .1
Interest expense.........................................................        (1.6)        (1.2)        (1.4)        (1.3)
                                                                                -----        -----        -----        -----
Earnings before income taxes.............................................         3.3          5.2          3.7          4.7
Taxes on income..........................................................         1.4          1.9          1.5          1.7
                                                                                -----        -----        -----        -----
Net earnings.............................................................         1.9%         3.3%         2.2%         3.0%
                                                                                -----        -----        -----        -----
                                                                                -----        -----        -----        -----

                           QUALITY FOOD CENTERS, INC.
                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (continued)

SALES

    Sales for the 12 weeks ended June 14, 1997 increased approximately $316.7 million, or 171.8%, compared with the same period in 1996. The increase in total sales reflects the inclusion of the 25 KUI stores (one of which was sold on May 3, 1997) and the 57 Hughes stores for the entire quarter, sales from the 45,000 square-foot Harvard Market store which opened April 30, 1997, sales from two Food Giant stores acquired in October 1996, and an increase in same store sales (which exclude sales in stores opened or acquired during the previous 12 months) of approximately 2% for the quarter. The increase in same store sales is due to improved merchandising and strong sales in remodeled and replacement stores, despite a decrease of nearly 1% in retail food prices. Sales for the 24 weeks ended June 14, 1997, increased approximately $373.3 million, or 103.4%, compared with the same period in 1996. The increase for the 24 weeks reflects the inclusion of the KUI stores for 17 weeks and the Hughes stores for approximately 13 weeks.

    Sales increases for the 12 and 24 weeks ended June 14, 1997, were offset in part by lower sales in certain existing stores due to the opening and remodeling of competitors' stores located near QFC stores. In addition, sales growth has been impacted by new and acquired stores, which have lower sales volumes, becoming a more significant part of the Company's sales, the maturing of older stores to a level where substantial sales growth is more difficult, and the Company's strategy of opening and acquiring stores in certain locations that enhance the Company's competitive position and protect its market share but reduce sales in nearby existing stores. Additionally, the supermarket industry continues to be highly competitive.

    Management believes that same store sales should remain positive in the third quarter of 1997, and will be flat in the 4th quarter of 1997 due to the impact of external factors which positively affected sales in 1996. Further, no inflation or slight deflation is anticipated for the remainder of 1997 and the regional economies in which the Company operates are projected to remain healthy.

OPERATING INCOME

    The Company's cost of sales and related occupancy expenses increased to 76.0% of sales for the 12 weeks ended June 14, 1997, from 75.0% for the same period of 1996 due to lower margins in the stores acquired in the first quarter of 1997 offset, in part, by improved buying and merchandising, a greater mix of sales in higher margin service departments in the QFC stores and lower occupancy expenses as a percentage of sales. The 0.5% increase in cost of sales and related occupancy expenses for the 24 weeks ended June 14, 1997, compared to 75.2% of sales for the 24 weeks ended June 15, 1996 was due to the same factors as described above.

    Marketing, general and administrative expenses increased to 19.2% and 19.3% of sales for the 12 and 24 weeks ended June 14, 1997, respectively, from 18.7% and 18.9% of sales, respectively, for the same periods of 1996. The increases were attributable to contractual rate increases from union contracts effective in May 1997 and August 1996 and a 10% increase in the union benefit contributions rate effective in July 1996 as well as additional expenses associated with the initial integration and a higher operating expense ratio of the acquired stores, as well as an increase in acquisition related amortization of $2.0 million and $2.3 million for the 12 and 24 weeks ended June 14, 1997, respectively.

    As a result of the above factors, operating margins declined to 4.8% of sales for the 12 weeks ended June 14, 1997, compared to 6.3% of sales for the comparable period in 1996, and to 5.0% for the 24 weeks ended June 14, 1997, compared to 5.9% for the comparable period in 1996.

INTEREST

    Interest income increased to $704,000 and $893,000 for the 12 and 24 weeks ended June 14, 1997, respectively, compared to $112,000 and $184,000 for the same periods of 1996, reflecting the increase in the Company's cash balances and higher interest rates.

    Interest expense increased $5.8 million and $6.0 million for the 12 and 24 weeks ended June 14, 1997, respectively, as compared to the same periods in 1996, which reflects interest on the additional debt incurred in connection with the acquisitions, offset by lower debt balances than in the comparable year prior to such borrowings. Interest expense is net of approximately $135,000 and $347,000 of interest capitalized in connection with store construction and remodeling costs incurred during the 12 and 24 weeks ended June 14, 1997, respectively, and $390,000 and $567,000 of interest capitalized during the 12 and 24 weeks ended June 15, 1996, respectively.

                           QUALITY FOOD CENTERS, INC.
                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

INCOME TAXES

    The Company's effective federal income tax rate increased to 41.6% and 40.1% for the 12 weeks and 24 weeks ended June 14, 1997, respectively, compared to 35.8% for both the 12 weeks and 24 weeks ended June 15, 1996, due to an increase in non-deductible goodwill resulting from the KUI and Hughes acquisitions and the addition of state of California income taxes as a result of the Hughes acquisition. The difference between the Company's effective income tax rate and the federal and state statutory rates is primarily due to non-deductible amortization of goodwill that was acquired through various acquisitions by the Company, including the KUI and Hughes acquisitions.

NET EARNINGS

    The 106.0% increase in operating income for the 12 weeks ended June 14, 1997, offset by the $5.2 million increase in the net interest expense and the increase in the effective tax rate resulted in an increase in net earnings to $9.8 million compared with $6.2 million for the 12 weeks ended June 15, 1996. Earnings per share were 45 cents on 21,633,000 weighted average shares outstanding, compared with 42 cents on 14,798,000 weighted average shares outstanding in 1996.

    The 71.6% increase in operating income for the 24 weeks ended June 14, 1997, offset by the $5.3 million increase in net interest expense and the increase in the effective tax rate resulted in a 49.1% increase in net earnings compared with the same period of 1996. Earnings per share were 86 cents on 18,813,000 weighted average shares outstanding compared to 74 cents on 14,686,000 weighted average shares outstanding in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal source of liquidity has been cash generated from operations and its credit facility. On March 19, 1997, the Company completed
(i) the sale of 5,175,000 shares of the Company's common stock to the public for net proceeds of $192.2 million, (ii) the private placement of $150.0 million of 8.7% senior subordinated notes for net proceeds of $146.3 million, and (iii) entered into an agreement to amend and restate its existing credit facility resulting in net proceeds of $248.0 million. The Company utilized $359.8 million of the proceeds to finance the acquisition of Hughes and $197.0 million to refinance the Company's bank indebtedness outstanding at the time of the financings (including $59.1 million incurred in connection with the acquisition of KUI), leaving approximately $29.7 million of cash for general corporate purposes. This amount, together with cash provided by operations of $41.5 million and proceeds received in conjuction with the sale and leaseback of a Hughes store, more than offset capital expenditures and other investing activities during the 24 weeks ended June 14, 1997, and resulted in an increase in cash and cash equivalents of $63.7 million during the period to $78.3 million. The ratio of current assets to current liabilities at June 14, 1997, improved to 1.37 to 1, compared with 1.05 to 1 at December 28, 1996.

                           QUALITY FOOD CENTERS, INC.
                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (continued)

    The Company's expansion and remodeling and new store activities for the period from 1987 through June 14, 1997 are summarized below (dollars in thousands):

                                                                                   NEW OR         SQUARE
                                                                 MAJOR            ACQUIRED         FEET          CAPITAL
                                                               REMODELS            STORES          ADDED      EXPENDITURES
                                                           -----------------  -----------------  ---------  -----------------
1987                                                                   2             --              8,000      $   5,700
1988                                                                   5             --             16,000          7,600
1989                                                                   2                  2         85,000          9,900
1990                                                                   3                  3        107,000         16,600
1991                                                                   3                  3        127,000         25,900
1992                                                                   6                  3        137,000         26,800
1993                                                                   3                  5        173,000         43,000
1994                                                                   4                  7        239,000         28,200
1995                                                                   7                 17        609,000         89,100
1996                                                                  13                  2        111,000         33,000
1997                                                                  13                 83      3,088,000        449,800
                                                                      --                ---      ---------      ---------
TOTAL                                                                 61                125      4,700,000      $ 735,600
                                                                      --                ---      ---------      ---------
                                                                      --                ---      ---------      ---------


(1) Includes replacement stores.
(2) Includes $71.3 million for the acquisition of KUI, $359.8 million for the acquisition of Hughes, expenditures for Hughes' expansion in 1997 and expenditures for the purchase of real estate held for investment.

     1997 was the Company's most active year to date in terms of growth, with the acquisition of Hughes and KUI during the first quarter of 1997, the opening of a 45,000 square foot Harvard Market store located in Seattle, Washington in April of 1997 and the acquisition of a store in Port Hadlock, Washington in June of 1997 from a local independent retailer. QFC also continues to invest in its existing stores to keep them up-to-date. In addition to the remodeling of one of the two Food Giant stores the Company acquired in 1996, the Company's fiscal 1997 remodel plans currently include 13 of its QFC stores and 12 of the stores it acquired in the KUI acquisition. The Company has secured a number of other sites that are still in the entitlement process or subject to other contingencies and is actively pursuing other new store locations and acquisition opportunities. The Company has sold one of the stores it acquired from KUI and is actively marketing four other KUI stores. The Company has also entered into lease agreements for two QFC stores to be built in the Portland, Oregon area, which are expected to be opened in early 1998 and has entered into agreements for two sites in the Olympia, Washington area. The Company will own its store pads and plans to open the Olympia QFC stores in 1998 as well. The Company's plans for the remainder of 1997 in southern California currently include one new store, two replacement stores and two major store remodels.

    The Company owns the real estate at 12 of its 147 store facilities currently in operation. The Company owns the strip shopping center where one of these stores is located; however, the real estate operations of this center is currently insignificant to the Company's results of operations. The shopping center is for sale; however, the Company plans to retain ownership of its store building and pad. The remaining stores are leased under long-term operating leases. The Company, through Hughes, also owns a 600,000 square foot distribution facility in Irwindale, California.

    As part of the Hughes acquisition, the Company acquired a 50% interest in Santee Dairies, Inc. ("Santee"), one of the largest dairy plants in California. Santee has begun construction of a new dairy plant in order to provide a consistent source of milk, accommodate expected expansion and contain operating costs. The estimated cost of construction is approximately $100.0 million (including production equipment and capitalized interest and other costs). The new dairy is scheduled to be completed in December 1997 and be operational by March 1998. Approximately 57% of the aggregate budgeted capital expenditures have been made. Negotiations are currently under way with certain parties to provide Santee with approximately $80.0 million of senior secured notes to finance construction costs. The prospective lenders have orally agreed in principle to certain primary terms of such long-term financing, including the applicable interest rate and have been paid a non-refundable fee in connection therewith. There is no assurance, however, that Santee will be able to obtain this long-term financing on acceptable terms, or at all. In that regard, the Company, and the other 50% partner, may be required to provide certain credit support for any long-term financing which Santee may arrange or otherwise enter into agreements intended to assure repayment of such

                           QUALITY FOOD CENTERS, INC.
                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (continued)

indebtedness. Santee is currently in default under certain of the financial covenants relating to its existing credit facilities, and is negotiating with its lender to extend its existing credit facilities and to obtain the appropriate waivers. Notwithstanding such default, its lender has allowed Santee to continue to borrow under its existing credit facility without a formal waiver.

    Excluding the KUI and Hughes acquisitions, capital expenditures, which include the purchase of land, fixtures, equipment and leasehold improvements, as well as the purchase of leasehold interests, other property rights, goodwill and covenants not to compete, are projected to be approximately $80.0 million in 1997 in order to remodel existing stores and to acquire and open new stores in the Pacific Northwest and Southern California. However, the Company will continue to seek attractive acquisitions of other regional supermarkets and supermarket chains, as well as additional stores and store sites and actual capital expenditures may increase significantly to the extent that these opportunities arise and the Company is able to obtain financing for these acquisitions. Accordingly, the Company is unable to predict with certainty its capital expenditure budget for 1997 or any future period.

    The Company has discontinued the payment of cash dividends on its common stock pursuant to covenants contained in its debt agreements discussed below, and presently intends to retain available funds to finance the growth and operations of its businesses.

    On March 19, 1997, in connection with the Hughes merger, the Company entered into a new credit facility which replaced the credit facility it entered into in connection with its 1995 recapitalization. The new credit facility consists of (i) a $250 million term loan facility (the "Term Loan Facility"), (ii) a $125 million revolving credit facility (the "Revolving Credit Facility") and (iii) a $225 million reducing revolving credit facility (the "Acquisition Facility"). Principal repayments under the Term Loan Facility are due in quarterly installments from June 30, 1998 through the final maturity of the new credit facility in March of 2004 and the Company will be required to repay borrowings under the Term Loan Facility with the proceeds from certain asset sales and, under certain circumstances, with cash flow in excess of certain specified amounts. The Revolving Credit Facility is available for working capital and other general corporate purposes, including permitted acquisitions, and any outstanding amounts thereunder will become due on March 31, 2004. The Acquisition Facility is to be used to consummate permitted acquisitions and will become due on March 31, 2004. In addition, the maximum amount of available borrowings under the Acquisition Facility will decline by $30 million each year commencing March 31, 2000, and the borrower thereunder will be required to repay borrowings thereunder to the extent that they exceed the reduced amount of the Acquisition Facility. Additionally, the Revolving Credit Facility and the Acquisition Facility may be used to make investments in Santee in an amount not to exceed $80.0 million to finance construction of Santee's new dairy.

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

    As discussed above, on March 19, 1997, the Company issued $150 million aggregate principal amount of Senior Subordinated Notes in a private offering. The Notes will mature on March 15, 2007. The Notes bear interest at 8.70% per annum with interest payable in cash semi-annually on March 15 and September 15 of each year, commencing September 15, 1997. The Notes are redeemable, in whole or in part, at the option of the Company beginning March 15, 2002, at redemption prices declining over time from 104.35% of the principal amount in the year 2002 to 100% of the principal amount in the year 2005 and thereafter, in each case plus accrued and unpaid interest to the redemption date. In addition, at any time prior to March 15, 2000, the Company may redeem up to 20% of the aggregate principal amount of the Notes originally issued at a redemption price of 108% of the principal amount thereof, plus accrued and unpaid interest to the date of

                           QUALITY FOOD CENTERS, INC.
                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (continued)

redemption, with the net cash proceeds of one or more public offerings of common stock of the Company, provided that at least 80% of the aggregate principal amount of the Notes originally issued remains outstanding immediately after the occurrence of such redemption. The obligations of the Company pursuant to the Notes are fully and unconditionally guaranteed on a joint and several basis by certain of QFC's existing subsidiaries (the "Guarantors"). The Notes are general unsecured obligations of the Company and the Guarantors, respectively, subordinated in right of payment to all existing and future senior debt of the Company and the Guarantors, as applicable, including borrowings and guarantees under the new credit facility. Upon a change of control, the Company will be required to offer to repurchase all outstanding Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The Company will also be obligated in certain circumstances to offer to repurchase Notes at a purchase price of 100% of the principal amount thereof, plus accrued interest, with the net cash proceeds of certain sales or other dispositions of assets. The Indenture relating to the Notes contains certain covenants that limit, subject to certain significant exceptions, the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness and issue disqualified stock; pay dividends or make certain other distributions; cause or permit to exist any consensual restriction on the ability of certain parties to pay dividends or make certain other distributions; layer indebtedness; create certain liens securing indebtedness other than senior debt; enter into certain transactions with affiliates; enter into certain mergers and consolidations or engage in new lines of business.

    On May 20, 1997, the Company filed a Registration Statement for the purpose of offering to exchange up to $150,000,000 aggregate principal amount of 8.70% Series B Senior Subordinated Notes due 2007 (the "Exchange Notes") for a like aggregate principal amount of the Notes (the "Exchange Offer Registration Statement"). The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate and maturity) to the terms of the Notes for which they may be exchanged, except that the Exchange Notes will be freely transferable by the holders thereof. The Exchange Offer Registration Statement was declared effective on July 23, 1997.

    The Company is currently in compliance with all financial covenants contained in both the new credit facility and the Senior Subordinated Notes.

    The Company anticipates that cash on hand, cash flow from operations and borrowings under the new credit facility will be sufficient to provide financing for the $61.3 million of capital expenditures which is currently budgeted through the remainder of fiscal 1997. However, to the extent that the Company pursues additional acquisitions or seeks to make additional expenditures or to the extent that Santee is unable to obtain the required financing for its new dairy, the Company may be required to seek additional sources of financing, which may include additional borrowings or sales of its common stock and there can be no assurance that the Company will be able to obtain such additional financing on acceptable terms or at all. In December 1996, the Company filed a universal shelf registration statement with the Securities and Exchange Commission registering for sale to the public, an aggregate of $500.0 million of securities, under which, after the secondary common stock offering described above, $298.2 million of common stock, preferred stock and certain debt securities may be sold. The Company has from time to time issued shares of common stock for all or a portion of the purchase price of acquisitions (as it did for a portion of the Olson's Merger in 1995 and as it did in the KUI acquisition) and may do so again in the future.

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

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also recently issued and is effective for the Company's year ending December 26, 1998. The Company is currently evaluating the effects of this Standard; however, management believes the impact of its adoption will not be material to the financial statements, taken as a whole.

INFLATION

    The Company's sales for the 12 and 24 weeks ended June 14, 1997, and June 15, 1996, reflect a decrease of nearly 1% in retail food prices.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. The following documents are filed as part of this report:

    Exhibit 11.0--Statement regarding computation of earnings per share.

    Exhibit 27.0--Financial Data Schedule.

B. The Company filed a current report on Form 8-K on March 27, 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                QUALITY FOOD CENTERS, INC.
                                      (REGISTRANT)



DATE: JULY 29, 1997             /S/ MARC W. EVANGER
                                --------------------
                                    MARC W. EVANGER
                                    VICE PRESIDENT
                                    CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBIT NUMBER           EXHIBIT
-----------------        -------
         11.0            Statement regarding computation
                          of per share earnings

         27.0            Financial Data Schedule