Form 10-Q
period 1997-09-06
QUALITY FOOD CENTERS INC
filed 1997-10-21
CIK 804333

                                    United States

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549



                                      FORM 10-Q



 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended  FOR THE 12 WEEKS ENDED SEPTEMBER 6, 1997


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the transition period from                      to
                              ----------------------  ------------------------
Commission file number:   0-15590


                            QUALITY  FOOD  CENTERS,  INC.
                            -----------------------------
                (Exact name of registrant as specified in its charter)

              WASHINGTON                              91-1330075
        -----------------------         ------------------------------------
     (State or other jurisdiction)      (I.R.S. Employer Identification No.)


           10112 N.E. 10TH STREET, BELLEVUE, WASHINGTON           98004
           --------------------------------------------        ----------
             (Address of principal executive offices)          (Zip Code)

                                   (425)  455-3761
                                   ---------------
                 (Registrant's telephone number, including area code)

                                    NOT APPLICABLE.
-------------------------------------------------------------------------------
                  (Former name, former address and former fiscal year,
                            if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports equired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes   X    No
                                                             -----      -----

               Number of shares of Registrant's common stock, $.001 par value, outstanding at October 17, 1997: 2,993,672

                            PART I.  FINANCIAL INFORMATION


                              QUALITY FOOD CENTERS, INC.
                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (unaudited)
                        (in thousands, except per share data)


---------------------------------------------------------------------------------------------------------
                                                      Twelve Weeks Ended            36 Weeks Ended
                                                  September 6,  September 7,  September 6,   September 7,
                                                     1997           1996           1997          1996
---------------------------------------------------------------------------------------------------------
Sales                                             $ 490,979      $ 186,142     $1,225,261      $ 547,166
Cost of sales and related occupancy expenses        370,875        139,015        926,462        410,549
Marketing, general and administrative expenses       96,243         35,842        238,065        103,850
---------------------------------------------------------------------------------------------------------
OPERATING INCOME                                     23,861         11,285         60,734         32,767
Interest income                                         708            117          1,601            301
Interest expense                                     (8,019)        (2,148)       (18,786)        (6,901)
---------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                         16,550          9,254         43,549         26,167
Taxes on income
     Current                                          5,703          3,188         16,620          8,413
     Deferred                                           700            121            600            959
---------------------------------------------------------------------------------------------------------
Total taxes on income                                 6,403          3,309         17,220          9,372
---------------------------------------------------------------------------------------------------------
NET EARNINGS                                      $  10,147      $   5,945     $   26,329      $  16,795
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE                                $     .47      $     .40     $     1.33      $    1.14
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                  21,701         14,893         19,757         14,766
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (dollars in thousands)
---------------------------------------------------------------------------
                                                 September 6,  December 28,
                                                    1997          1996
---------------------------------------------------------------------------

                                                  (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                       $    90,088     $   14,571
Accounts receivable                                  25,324         10,754
Inventories                                         119,021         36,954
Prepaid expenses                                     23,348          6,208
---------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                257,781         68,487
PROPERTIES
Land                                                 51,964         15,025
Buildings, fixtures and equipment                   315,911        155,038
Leasehold improvements                               78,241         41,511
Property under capital leases                        23,721              -
Construction in progress                             10,193          9,910
---------------------------------------------------------------------------
                                                    480,030        221,484
Accumulated depreciation and amortization           (82,666)       (60,821)
---------------------------------------------------------------------------
                                                    397,364        160,663
LEASEHOLD INTEREST, net of accumulated
     amortization of $13,790 and  $11,257           104,415         27,585
Real estate held for investment                       5,653          6,048
GOODWILL, net of accumulated
     amortization of $5,260 and $2,084              226,133         33,691
OTHER ASSETS                                         33,918          7,543
---------------------------------------------------------------------------
                                                $ 1,025,264     $  304,017
---------------------------------------------------------------------------
---------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                $    86,600     $   35,548
Accrued payroll and related benefits                 42,044         15,884
Accrued business and sales taxes                      9,833          5,413
Other accrued expenses                               37,734          7,240
Federal income taxes payable                          8,878            945
Current portion of long-term debt                     7,760              -
Current portion of capital lease obligations            617              -
---------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                           193,466         65,030
DEFERRED INCOME TAXES                                57,154         12,142
OTHER LIABILITIES                                    18,156          5,047
LONG-TERM DEBT                                      392,708        145,000
CAPITAL LEASE OBLIGATIONS                            28,980              -
SHAREHOLDERS' EQUITY
Common stock, at stated value - authorized
     60,000,000 shares, issued and outstanding
     20,984,000 shares and 14,646,000 shares        266,618         34,945
Retained earnings                                    68,182         41,853
---------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                          334,800         76,798
---------------------------------------------------------------------------
                                                $ 1,025,264     $  304,017
---------------------------------------------------------------------------
---------------------------------------------------------------------------


                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1997
                                     (unaudited)
                                    (in thousands)

---------------------------------------------------------------------------

                             Common Stock
                         --------------------          Retained
                         Shares        Amount          Earnings      Total
---------------------------------------------------------------------------
BALANCE AT
  DECEMBER 28, 1996      14,646      $  34,945        $  41,853   $  76,798

NET EARNINGS                  -              -           26,329      26,329

COMMON STOCK ISSUED       6,338        231,673                -     231,673
---------------------------------------------------------------------------
BALANCE AT
  SEPTEMBER 6, 1997      20,984       $266,618        $  68,182   $ 334,800
---------------------------------------------------------------------------
---------------------------------------------------------------------------


                   See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                (dollars in thousands)
---------------------------------------------------------------------------
                                                 Thirty -six   Weeks Ended
                                                 September 6,  September 7,
                                                     1997           1996
---------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                      $  26,329      $  16,795
Adjustments to reconcile net earnings to net
     cash provided by operating activities:
Depreciation and amortization of properties          21,695         11,063
Amortization of leasehold interest, goodwill          6,344          2,526
     and other
Amortization of debt issuance costs                     430            128
Deferred income taxes                                   886            959

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable                                  (2,098)          (624)
Inventories                                          (1,041)         1,036
Prepaid expenses                                     (3,252)        (1,046)
Accounts payable                                     (2,156)          (759)
Accrued payroll and related benefits                  1,909            485
Accrued business and sales taxes                        643            223
Other accrued expenses                                9,704          1,196
Federal income taxes payable                          4,811          4,088
Other liabilities                                      (917)             -
---------------------------------------------------------------------------
Net Cash Provided by Operating Activities            63,287         36,070
---------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures, net                           (35,597)       (25,000)
Proceeds from sale of fixed assests                   8,066          2,650
Acquisition of KUI                                  (34,344)             -
Acquisition of Hughes                              (346,023)             -
Receivable from Santee Dairies, Inc.                  7,077              -
Other                                                (2,483)          (827)
---------------------------------------------------------------------------
Net Cash Used by Investing Activities              (403,304)       (23,177)
---------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                3,515          2,244
Net proceeds from March 19, 1997 financings-
    Issuance of common stock                        192,199              -
    Issuance of senior subordinated notes           146,250              -
    Proceeds under credity facility                 248,001              -
    Payment of outstanding credity facility        (197,000)             -
Proceeds from (repayments of) long-term debt         22,569        (14,500)
---------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities    415,534        (12,256)
---------------------------------------------------------------------------
NET INCREASE IN CASH
     AND CASH EQUIVALENTS                            75,517            637
CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                          14,571         10,933
---------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                             $  90,088      $  11,570
---------------------------------------------------------------------------
---------------------------------------------------------------------------

                See accompanying notes to financial statements.

                              QUALITY FOOD CENTERS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1997 AND SEPTEMBER 7, 1996
                                     (unaudited)


NOTE A - NATURE OF OPERATIONS

    Quality Food Centers, Inc. ("QFC") is a multi-regional operator of premium supermarkets, operating 147 stores and employing more than 11,000 people. The Company has been in operation since 1954 and currently operates 90 stores in the Puget Sound region of Washington state primarily under the names QFC and Stock Market and 57 stores in Southern California under the Hughes Family Market name.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Preparation - The consolidated financial statements as of and for the twelve and thirty-six weeks ended September 6, 1997 and September 7, 1996 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position and results of operations and cash flows for the periods presented. All significant intercompany transactions and account balances have been eliminated in consolidation.

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

NOTE C - SUPPLEMENTAL CASH FLOW INFORMATION

    On March 19, 1997, the Company completed (i) the sale of 5,175,000 shares of the Company's common stock to the public for net proceeds of $192.2 million, (ii) the private placement of $150.0 million of 8.7% senior subordinated notes for net proceeds of $146.3 million (which notes were exchanged for the Exchange Notes (as hereinafter defined)) and (iii) entered into an agreement to amend and restate its existing credit facility resulting in net proceeds of $248.0 million. The Company utilized $359.8 million of the proceeds to finance the acquisition of Hughes Market, Inc. ("Hughes") and $197.0 million to refinance the Company's bank indebtedness outstanding at the time of the financings [including $59.1 million incurred in connection with the acquisition of Keith Uddenberg, Inc. ("KUI")], leaving approximately $29.7 million of cash for general corporate purposes.

                                                     Thirty-six Weeks Ended
                                                   September 6,   September 7,
(In thousands)                                          1997           1996
--------------------------------------------------------------------------------
Cash payments made:
    Income taxes                                     $  11,471     $  4,325
    Interest (net of $491 and $943 of
      interest capitalized)                             11,390        6,602

Non-Cash Transactions:
    Capital lease obligations incurred                   2,530            -
--------------------------------------------------------------------------------
During the thirty-six weeks ended September 6, 1997, the Company entered into a capital lease in conjunction with the sale and leaseback of one of its stores. No gain or loss was recorded as a result of this transaction.

                              QUALITY FOOD CENTERS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1997 AND SEPTEMBER 7, 1996
                                     (unaudited)

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

                              QUALITY FOOD CENTERS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1997 AND SEPTEMBER 7, 1996
                                     (unaudited)


NOTE E - continued

    Following is a summary of the assets and liabilities recorded as a result of the Hughes merger (in thousands):

              Cash                                           $ 13,767
              Inventories                                      65,042
              Other current assets                             20,782
                                                             --------
              Total current assets                             99,591

              Property, plant and equipment                   182,999
              Property under capital leases                    21,191
              Leasehold interest                               59,353
              Goodwill                                        147,729
              Other assets                                     14,178
              Current liabilities                             (94,935)
              Deferred income taxes                           (33,584)
              Other liabilities                                (9,680)
              Long-term debt                                     (278)
              Capital lease obligation                        (26,774)
                                                             --------
                                                             $359,790
                                                             --------
                                                             --------


NOTE F - PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information assumes that the acquisitions of KUI and Hughes and the related financings each occurred as of the beginning of each period presented (in thousands, except per share data):

                                           36 Weeks             36 Weeks
                                             Ended                Ended
                                       September 6, 1997    September 7, 1996
                                       -----------------    -----------------

              Sales                         $1,454,962           $1,518,672
              Net earnings                      26,131               18,597
              Earnings before interest,
                taxes, depreciation,
                amortization and LIFO
                (EBITDA)                       102,841               90,458
              Earnings per share            $     1.21           $      .89


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

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also recently issued and is effective for the Company's year ending December 26, 1998. The Company is currently evaluating the effects of this Standard; however, management believes that the impact of its adoption will not be material to the financial statements, taken as a whole.

                              QUALITY FOOD CENTERS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1997 AND SEPTEMBER 7, 1996
                                     (unaudited)


NOTE H - SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS

The Company issued $150.0 million aggregate principal amount of 8.70% Senior Subordinated Notes, due 2007 (the "Notes"), in a private offering (exempt from the registration requirements of the Securities Act) pursuant to Rule 144A to institutional investors (which Notes were exchanged for the Exchange Notes (as hereinafter defined)). The Notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by Hughes, KUA and Quality Food Holdings, Inc. ("Holdings"), all of which are existing subsidiaries of the Company. Summarized financial information for subsidiary guarantors of the Notes is set forth below. Separate financial statements for the subsidiary guarantors of the Notes are not presented because the Company has determined that such financial statements would not be material to investors. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company, other than the non-guarantor subsidiaries which individually, and in the aggregate, are inconsequential.

On May 20, 1997, the Company filed a Registration Statement on Form S-4 (File No. 333-27497) for the purpose of offering to exchange (the "Exchange Offer") up to $150,000,000 aggregate principal amount of 8.70% Series B Senior Subordinated Notes due 2007 (the "Exchange Notes") for a like aggregate principal amount of the Notes (the "Exchange Offer Registration Statement"). The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate and maturity) to the terms of the Notes for which they may be exchanged, except that the Exchange Notes will be freely transferable by the holders thereof. The Exchange Offer Registration Statement was declared effective on July 23, 1997. The Exchange Offer was consummated on September 4, 1997 with all of the Notes being exchanged for the Exchange Notes.

The following table presents combined summarized financial information for subsidiary guarantors of the Notes. The statement of earnings data represent the combined results of operations for the period from February 15, 1997 through September 6, 1997 for KUA, from March 20, 1997 through September 7, 1997 for Hughes, and from February 18, 1997 (date of inception) through September 6, 1997 for Holdings.

                                                           September 6, 1997
                                                           -----------------

              Balance Sheet Data (in thousands):
                   Current assets                              $  112,790
                   Noncurrent assets                              529,588
                   Current liabilities                             99,850
                   Noncurrent liabilities                         336,997
                   Shareholders' equity                           204,006


                                                           For the period
                                                      ended September 6, 1997
                                                      -----------------------

              Statement of Earnings Data
                (in thousands):
                   Sales                                       $  641,649
                   Operating income                                22,826
                   Earnings before income taxes                    11,684
                   Net earnings                                     5,507

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

TWELVE AND THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1997 COMPARED TO THE TWELVE AND THIRTY-SIX WEEKS ENDED SEPTEMBER 7, 1996

    During the thirty-six weeks ended September 6, 1997, the Company acquired
57 stores from Hughes Markets, Inc. ("Hughes") operating under the "Hughes Market" name and 25 stores from Keith Uddenberg, Inc. ("KUI"), (one of which was sold on May 3, 1997) operating under the "Stock Market" and "Thriftway" names. (See Notes D and E to the Company's consolidated financial statements for the thirty-six weeks ended September 6, 1997.) The acquisitions more than doubled the size of the Company, and managing the Company and integrating the acquired businesses will present new challenges to management. In order to facilitate this phase of the Company's development, the Company has hired a new chief executive officer, a new senior vice president of corporate development and a new senior vice president of marketing and public affairs to pursue and integrate acquisitions at a holding company level, thus allowing current senior management to remain focused on existing operations. Because of the magnitude of the acquisitions, the Company's operations are not comparable to QFC's or Hughes' historical operations. The Company's capitalization has also changed, reflecting the issuance of shares as well as a significant increase in long-term debt and a related increase in interest expense. The results of operations for the twelve weeks ended September 6, 1997, include the results of operations of the acquired from Hughes and KUI stores for the entire twelve-week period. The results of operations for the thirty-six weeks ended September 6, 1997, include the results of operations of the KUI stores for 29 weeks and the Hughes stores for approximately 25 weeks. Additionally, results of operations reflect the effects of the related financings which occurred on March 19, 1997.

    The table below sets forth items in the Company's statements of earnings as a percentage of sales:



                                                 12 Weeks Ended           36 Weeks Ended
                                       ---------------------------   ---------------------------
                                       September 6,   September 7,   September 6,   September 7,
                                          1997           1996           1997           1996
                                       ------------   ------------   ------------   ------------

         Sales                         100.0%         100.0%         100.0%         100.0%
         Cost of sales & related
            occupancy expenses          75.5           74.7           75.6           75.0
         Marketing, general &
            administrative expenses     19.6           19.2           19.4           19.0
                                       ------------   ------------   ------------   ------------

         Operating income                4.9            6.1            5.0            6.0
         Interest income                  .1             .1             .1             .1
         Interest expense               (1.6)          (1.2)          (1.5)          (1.3)
                                       ------------   ------------   ------------   ------------
         Earnings before income taxes    3.4            5.0            3.6            4.8
         Taxes on income                 1.3            1.8            1.4            1.7
                                       ------------   ------------   ------------   ------------

         Net earnings                    2.1%           3.2%           2.2%           3.1%
                                       ------------   ------------   ------------   ------------
                                       ------------   ------------   ------------   ------------


                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)
SALES

    Sales for the 12 weeks ended September 6, 1997 increased approximately $304.8 million, or 163.8%, compared with the same period in 1996. The increase in total sales reflects the inclusion of the 24 KUI stores and the 57 Hughes stores for the entire quarter, sales from the 45,000 square-foot Harvard Market store which opened April 30, 1997, sales from two Food Giant stores acquired in October 1996, sales from the Port Hadlock store acquired in June 1997, and an increase in same store sales (which exclude sales in stores opened or acquired during the previous 12 months) of approximately 1.2% for the quarter. The increase in same store sales is due to improved merchandising and strong sales in remodeled and replacement stores, despite a decrease of slightly more than 1% in retail food prices. Sales for the 36 weeks ended September 6, 1997, increased approximately $678.1 million, or 123.9%, compared with the same period in 1996. The increase for the 36 weeks reflects the inclusion of the KUI stores for 29 weeks and the Hughes stores for approximately 25 weeks.

    Sales increases for the 12 and 36 weeks ended September 6, 1997, were offset in part by lower sales in certain existing stores due to the opening and remodeling of competitors' stores located near QFC stores. In addition, sales growth has been impacted by new and acquired stores, which have lower sales volumes, becoming a more significant part of the Company's sales, the maturing of older stores to a level where substantial sales growth is more difficult, and the Company's strategy of opening and acquiring stores in certain locations that enhance the Company's competitive position and protect its market share but reduce sales in nearby existing stores. Additionally, the supermarket industry continues to be highly competitive.

    Management believes that same store sales will be flat in the 4th quarter of 1997 due to the impact of external factors which positively affected sales in 1996. Further, slight deflation is anticipated for the remainder of 1997 and the regional economies in which the Company operates are projected to remain healthy.

OPERATING INCOME

    The Company's cost of sales and related occupancy expenses increased to 75.5% of sales for the 12 weeks ended September 6, 1997, from 74.7% for the same period of 1996 due to lower margins in the stores acquired in the first quarter of 1997 offset, in part, by improved buying and merchandising, a greater mix of sales in higher margin service departments in the QFC stores and lower
occupancy expenses as a percentage of sales.   The 0.6% of sales increase in
cost of sales and related occupancy expenses for the 36 weeks ended
September 6, 1997, compared to 75.0%  of sales for the 36 weeks ended
September 7, 1996 was due to the same factors as described above.

    Marketing, general and administrative expenses increased to 19.6% and 19.4% of sales for the 12 and 36 weeks ended September 6, 1997, respectively, from 19.2% and 19.0% of sales, respectively, for the same periods of 1996. The increases were attributable to contractual rate increases from union contracts effective in May 1997 and August 1997 and a 10% increase in the union benefit contributions rate effective in July 1996 as well as additional expenses associated with the initial integration and a higher operating expense ratio of the acquired stores, as well as an increase in acquisition related amortization of $1.8 million and $3.8 million for the 12 and 36 weeks ended September 6, 1997, respectively.

    As a result of the above factors, operating margins declined to 4.9% of sales for the 12 weeks ended September 6, 1997, compared to 6.1% of sales for the comparable period in 1996, and to 5.0% for the 36 weeks ended September 6, 1997, compared to 6.0% for the comparable period in 1996.

INTEREST

    Interest income increased to $0.7 million and $1.6 million for the 12 and 36 weeks ended September 6, 1997, respectively, compared to $0.1 million and $0.3 million for the same periods of 1996, reflecting the increase in the Company's cash balances and higher interest rates.

    Interest expense increased $5.9 million and $11.9 million for the 12 and 36 weeks ended September 6, 1997, respectively, as compared to the same periods in 1996, reflecting interest on the additional debt incurred in connection with the acquisitions, offset by lower debt balances than in the comparable year prior to such borrowings. Interest expense is net of approximately
$0.1 million and $0.5 million of interest capitalized in connection with store construction and remodeling costs incurred during the 12 and 36 weeks ended September 6, 1997, respectively, and $0.4 million and $0.9 million of interest capitalized during the 12 and 36 weeks ended September 7, 1996, respectively.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)

INCOME TAXES

    The Company's effective federal income tax rate increased to 38.7% and 39.5% for the 12 weeks and 36 weeks ended September 6, 1997, respectively, compared to 35.8% for both the 12 weeks and 36 weeks ended Septmeber 7, 1996, due to an increase in non-deductible goodwill resulting from the KUI and Hughes acquisitions and the addition of state of California income taxes as a result of the Hughes acquisition. The difference between the Company's effective income tax rate and the federal and state statutory rates is primarily due to non-deductible amortization of goodwill that was acquired through various acquisitions by the Company, including the KUI and Hughes acquisitions.


NET EARNINGS

    The 111.4% increase in operating income for the 12 weeks ended September 6, 1997, offset by the $5.3 million increase in the net interest expense and the increase in the effective tax rate resulted in an increase in net earnings to $10.1 million compared with $5.9 million for the 12 weeks ended September 6, 1996. Earnings per share were 47 cents on 21,701,000 weighted average shares outstanding, compared with 40 cents on 14,893,000 weighted average shares outstanding in 1996.

    The 85.4% increase in operating income for the 36 weeks ended September 6, 1997, offset by the $10.6 million increase in net interest expense and the increase in the effective tax rate resulted in a 56.8% increase in net earnings compared with the same period of 1996. Earnings per share were $1.33 on 19,757,000 weighted average shares outstanding compared to $1.14 on 14,766,000 weighted average shares outstanding in 1996.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal source of liquidity has been cash generated from operations and its credit facility. On March 19, 1997, the Company completed
(i) the sale of 5,175,000 shares of the Company's common stock to the public for net proceeds of $192.2 million, (ii) the private placement of $150.0 million of 8.7% senior subordinated notes for net proceeds of $146.3 million (which notes were exchanged for the Exchange Notes) and (iii) entered into an agreement to amend and restate its existing credit facility resulting in net proceeds of $248.0 million. The Company utilized $359.8 million of the proceeds to finance the acquisition of Hughes and $197.0 million to refinance the Company's bank indebtedness outstanding at the time of the financings (including $59.1 million incurred in connection with the acquisition of KUI), leaving approximately $29.7 million of cash for general corporate purposes. This amount, together with cash provided by operations of $63.3 million and proceeds received in conjunction with the sale and leaseback of a Hughes store and the collection of the receivable from the Santee Dairies, Inc. more than offset capital expenditures and other investing activities during the 36 weeks ended September 6, 1997, and resulted in an increase in cash and cash equivalents of $75.5 million during the period to $90.1 million. The ratio of current assets to current liabilities at September 6, 1997, improved to
1.33 to 1, compared with 1.05 to 1 at December 28, 1996.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)

              The Company's expansion and remodeling and new store activities for the period from 1987 through September 6, 1997 are summarized below (dollars in thousands):

                                NEW OR     SQUARE
                  MAJOR        ACQUIRED     FEET        CAPITAL
                REMODELS (1)    STORES     ADDED     EXPENDITURES (2)
                ------------   --------    ------    ----------------

1987              2              -          8,000       $  5,700
1988              5              -         16,000          7,600
1989              2              2         85,000          9,900
1990              3              3        107,000         16,600
1991              3              3        127,000         25,900
1992              6              3        137,000         26,800
1993              3              5        173,000         43,000
1994              4              7        239,000         28,200
1995              7             17        609,000         89,100
1996             13              2        111,000         33,000
1997             17             84      3,117,000        466,700
                 --             --       --------       --------

TOTAL            65            126      4,729,000       $752,500
                 --            ---      ---------       --------
                 --            ---      ---------       --------
(1)  Includes replacement stores.
(2) Includes $71.3 million for the acquisition of KUI, $359.8 million for the acquisition of Hughes , expenditures for Hughes' expansion in 1997 and expenditures for the purchase of real estate held for investment.

    1997 was the Company's most active year to date in terms of growth, with the acquisition of Hughes and KUI during the first quarter of 1997, the opening of a 45,000 square foot Harvard Market store located in Seattle, Washington in April of 1997 and the acquisition of a store in Port Hadlock, Washington in June of 1997 from a local independent retailer. QFC also continues to invest in its existing stores to keep them up-to-date. In addition to the remodeling of one of the two Food Giant stores the Company acquired in 1996, the Company's fiscal 1997 remodel plans currently include 14 of its QFC stores and 9 of the stores it acquired in the KUI acquisition.
 The Company has secured a number of other sites that are still in the entitlement process or subject to other contingencies and is actively pursuing other new store locations and acquisition opportunities. The Company has sold one of the stores it acquired from KUI and is actively marketing three other KUI stores. The Company has begun construction on a 40,000 square-foot store in Issaquah, Washington, which is expected to open in mid-1998. In addition, the Company has entered into lease agreements for two QFC stores to be built in the Portland, Oregon area, which are expected to be opened in early 1998 and has entered into agreements for two sites in the Olympia, Washington area. The Company will own its store pads and plans to open the Olympia QFC stores in 1998 as well. The Company's plans for the remainder of 1997 in southern California currently include one replacement stores and one remodel.

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

    As part of the Hughes acquisition, the Company acquired a 50% interest in Santee Dairies, Inc. ("Santee"), one of the largest dairy plants in California. Santee has substantially completed construction of a new dairy plant in order to provide a consistent source of milk, accommodate expected expansion and contain operating cost. The estimated cost of construction is approximately $100.0 million (including production equipment and capitalized interest and other costs). The new dairy is scheduled to be completed by December 1997 and be operational by March 1998. Approximately 80% of the aggregate budgeted capital expenditures have been made. In August 1997, Santee issued $80.0 million of senior secured notes to finance construction costs. In connection therewith Hughes and the other 50% partner in Santee each executed product purchase agreements pursuant to which they agreed to purchase a minimum amount of certain products from Santee and provided certain credit support with respect to the senior secured notes. Additionally, Santee is currently in default under certain of the financial covenants relating to its existing working capital credit facilities, and is negotiating with its working capital lender to modify its existing working capital credit facilities. Notwithstanding such default, its working capital lender has allowed Santee to continue to borrow under its existing working capital credit facilities without a formal waiver.

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)


    Excluding the KUI and Hughes acquisitions, capital expenditures, which include the purchase of land, fixtures, equipment and leasehold improvements, as well as the purchase of leasehold interests, other property rights, goodwill and covenants not to compete, are projected to be approximately $70.0 million in 1997 in order to remodel existing stores and to acquire and open new stores in the Pacific Northwest and Southern California. However, the Company will continue to seek attractive acquisitions of other regional supermarkets and supermarket chains, as well as additional stores and store sites and actual capital expenditures may increase significantly to the extent that these opportunities arise and the Company is able to obtain financing for these acquisitions. Accordingly, the Company is unable to predict with certainty its capital expenditure budget for 1997 or any future period.

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

    On the date the new credit facility became effective, the Company borrowed $250.0 million under the Term Loan Facility. At the Company's option, the interest rate per annum applicable to the new credit facility will either be (1) the greater of one of the bank agents' reference rate or 0.5% above the federal funds rate in each case, plus a margin (0% initially) or (2) IBOR plus a margin (0.75% currently), in each case with margin adjustments dependent on the borrower's senior funded debt to EBITDA ratio from time to time.

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

    As discussed above, on March 19, 1997, the Company issued $150 million aggregate principal amount of Senior Subordinated Notes in a private offering (which notes were exchanged for the Exchange Notes (as hereinafter defined.)) The Notes will mature on March 15, 2007. The Notes bear interest at 8.70% per annum with interest payable in cash semi-annually on March 15 and September 15 of each year, commencing September 15, 1997. The Notes are redeemable, in whole or in part, at the option of the Company beginning March 15, 2002, at redemption prices declining over time from 104.35% of the principal amount in the year 2002 to 100% of the principal amount in the year 2005 and thereafter, in each case plus accrued and unpaid interest to the redemption date. In addition, at any time prior to March 15, 2000, the Company may redeem up to 20% of the aggregate principal amount of the Notes originally issued at a redemption price of 108% of the principal amount thereof, plus accrued and unpaid interest to the date of

                              QUALITY FOOD CENTERS, INC.
                             MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (continued)

redemption, with the net cash proceeds of one or more public offerings of common stock of the Company, provided that at least 80% of the aggregate principal amount of the Notes originally issued remains outstanding immediately after the occurrence of such redemption. The obligations of the Company pursuant to the Notes are fully and unconditionally guaranteed on a joint and several basis by certain of QFC's existing subsidiaries (the "Guarantors"). The Notes are general unsecured obligations of the Company and the Guarantors, respectively, subordinated in right of payment to all existing and future senior debt of the Company and the Guarantors, as applicable, including borrowings and guarantees under the new credit facility. Upon a change of control, the Company will be required to offer to repurchase all outstanding Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The Company will also be obligated in certain circumstances to offer to repurchase Notes at a purchase price of 100% of the principal amount thereof, plus accrued interest, with the net cash proceeds of certain sales or other dispositions of assets. The Indenture relating to the Notes contains certain covenants that limit, subject to certain significant exceptions, the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness and issue disqualified stock; pay dividends or make certain other distributions; cause or permit to exist any consensual restriction on the ability of certain parties to pay dividends or make certain other distributions; layer indebtedness; create certain liens securing indebtedness other than senior debt; enter into certain transactions with affiliates; enter into certain mergers and consolidations or engage in new lines of business.

         On May 20, 1997, the Company filed a Registration Statement for the purpose of offering to exchange (the "Exchange Offer") up to $150,000,000 aggregate principal amount of 8.70% Series B Senior Subordinated Notes due
2007 (the "Exchange Notes") for a like aggregate principal amount of the Notes (the "Exchange Offer Registration Statement"). The terms of the
Exchange Notes are identical in all material respects (including principal amount, interest rate and maturity) to the terms of the Notes for which they may be exchanged, except that the Exchange Notes will be freely transferable by the holders thereof. The Exchange Offer Registration Statement was declared effective on July 23, 1997. The Exchange Offer was consummated on September 4, 1997 with all of the Notes being exchanged for the Exchange Notes.

    The Company is currently in compliance with all financial covenants contained in both the new credit facility and the Senior Subordinated Notes.

    The Company anticipates that cash on hand, cash flow from operations and borrowings under the new credit facility will be sufficient to provide financing for the $34.4 million of capital expenditures which is currently budgeted through the remainder of fiscal 1997. However, to the extent that the Company pursues additional acquisitions or seeks to make additional expenditures or to the extent that Santee is unable to obtain the required financing for its new dairy, the Company may be required to seek additional sources of financing, which may include additional borrowings or sales of its common stock and there can be no assurance that the Company will be able to obtain such additional financing on acceptable terms or at all. In December 1996, the Company filed a universal shelf registration statement with the Securities and Exchange Commission registering for sale to the public, an aggregate of $500.0 million of securities, under which, after the secondary common stock offering described above, $298.2 million of common stock, preferred stock and certain debt securities may be sold. The Company has from time to time issued shares of common stock for all or a portion of the purchase price of acquisitions (as it did for a portion of the Olson's Merger in 1995 and as it did in the KUI acquisition) and may do so again in the future.

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

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also recently issued and is effective for the Company's year ending December 26, 1998. The Company is currently evaluating the effects of this Standard; however, management believes that the impact of its adoption will not be material to the financial statements, taken as a whole.

INFLATION

    The Company's sales for the 12 and 36 weeks ended September 6, 1997, reflect a decrease of slightly more than 1% in retail food prices as compared to no retail food price deflation in the same perods in 1996.

                               PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    No material legal proceedings were commenced during the quarter.


ITEM 2.  CHANGES IN SECURITIES

    On May 20, 1997, the Company filed a Registration Statement for the purpose of offering to exchange (the "Exchange Offer") up to $150,000,000 aggregate principal amount of 8.70% Series B Senior Subordinated Notes due
2007 (the "Exchange Notes") for a like appregate principal amount of the Notes (the "Exchange Offer Registration Statement"). The terms of the
Exchange Notes are identical in all material respects (including principal amount, interest rate and maturity) to the terms of the Notes for which they may be exchanged except that the Exchange Notes will be freely transferable by the holders thereof. The Exchange Offer Registration Statement was declared effective on July 23, 1997. The Exchange offer was consummated on September 4, 1997 with all of the Notes being exchanged for the Exchange Notes.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.


ITEM 5.  OTHER INFORMATION

    Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  The following documents are filed as part of this report:

      Exhibit 3.0  -  Amendment to Bylaws of the Company.

      Exhibit 11.0 -  Statement regarding computation of earnings per share.

      Exhibit 27.0 -  Financial Data Schedule.

B.  The Company filed a current report on Form 8-K/A on July 22, 1997.

                                      SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  QUALITY FOOD CENTERS, INC.
                                       (Registrant)





Date:  October 21, 1997           /s/ Marc W. Evanger
                                  -----------------------------
                                       Marc W. Evanger
                                       Vice President
                                       Chief Financial Officer

                                    EXHIBIT INDEX

EXHIBIT NUMBER               EXHIBIT
--------------               -------

     3.0                     Amendment to Bylaws

    11.0                     Statement regarding computation
                               of per share earnings

    27.0                     Financial Data Schedule