Form 10-Q/A
period 1997-09-06
QUALITY FOOD CENTERS INC
filed 1997-10-28
CIK 804333

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

               Number of shares of Registrant's common stock, $.001 par value, outstanding at October 17, 1997: 20,993,672

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

                              QUALITY FOOD CENTERS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                (dollars in thousands)

---------------------------------------------------------------------------
                                                 Thirty -six   Weeks Ended
                                                 September 6,  September 7,
                                                     1997           1996
---------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                      $  26,329      $  16,795
Adjustments to reconcile net earnings to net
     cash provided by operating activities:
Depreciation and amortization of properties          21,695         11,063
Amortization of leasehold interest, goodwill          6,344          2,526
     and other
Amortization of debt issuance costs                     430            128
Deferred income taxes                                   600            959

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable                                  (2,098)          (624)
Inventories                                          (1,041)         1,036
Prepaid expenses                                     (3,252)        (1,046)
Accounts payable                                     (2,156)          (759)
Accrued payroll and related benefits                  1,909            485
Accrued business and sales taxes                        643            223
Other accrued expenses                                9,690          1,196
Federal income taxes payable                          5,111          4,088
Other liabilities                                      (917)             -
---------------------------------------------------------------------------
Net Cash Provided by Operating Activities            63,287         36,070
---------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures, net                           (35,597)       (25,000)
Proceeds from sale of fixed assests                   8,066          2,650
Acquisition of KUI                                  (34,344)             -
Acquisition of Hughes                              (346,023)             -
Receivable from Santee Dairies, Inc.                  7,077              -
Other                                                (2,483)          (827)
---------------------------------------------------------------------------
Net Cash Used by Investing Activities              (403,304)       (23,177)
---------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                3,515          2,244
Net proceeds from March 19, 1997 financings-
    Issuance of common stock                        192,199              -
    Issuance of senior subordinated notes           146,250              -
    Proceeds under credity facility                 248,001              -
    Payment of outstanding credity facility        (197,000)             -
Proceeds from (repayments of) long-term debt         22,569        (14,500)
---------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities    415,534        (12,256)
---------------------------------------------------------------------------
NET INCREASE IN CASH
     AND CASH EQUIVALENTS                            75,517            637
CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                          14,571         10,933
---------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                             $  90,088      $  11,570
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


                                  QUALITY FOOD CENTERS, INC.
                                       (Registrant)





Date:  October 28, 1997           /s/ Marc W. Evanger
                                  -----------------------------
                                       Marc W. Evanger
                                       Vice President
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