Form 10-K405
period 1997-12-27
QUALITY FOOD CENTERS INC
filed 1998-03-27
CIK 804333

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended: December 27, 1997



              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From ____ To _____

                  --------------------------------------------
                         Commission File Number: 0-15590
                           QUALITY FOOD CENTERS, INC.
             (Exact name of registrant as specified in its charter)

           Washington                                    91-1330075
  ------------------------------             ----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


10112 N.E.  10th Street, Bellevue, Washington              98004
---------------------------------------------             --------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (425) 455-3761
                                                        -------------

Securities Registered Pursuant to Section 12(b) of the Act:      NONE

Securities Registered Pursuant to Section 12(g) of the Act:      NONE

Name of each Exchange on which Registered:                       NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Quality Food Centers, Inc. meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I (2) to such Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of the close of business on March 26, 1998: $ 0.

Number of shares of Registrant's common stock, $.01 par value, outstanding as of March 26, 1998: 100.

                                    CONTENTS
                                    --------

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business                                                              3

Item 2.  Properties                                                            8

Item 3.  Legal Proceedings                                                     9


                                     PART II

Item 5.  Market for the Company's Common Stock and Related                     9
         Shareholder Matters

Item 7.  Management's Discussion and Analysis of Financial                    10
         Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Price          11

Item 8.  Financial Statements and Supplementary Data                          11

Item 9.  Changes in and Disagreements with Accountants on Accounting and      12
         Financial Disclosure


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      13



NOTE: Items 4, 6, 10, 11, 12 and 13 are omitted pursuant to General Instruction I(2) of Form 10-K.

                                     PART I


ITEM 1  - BUSINESS

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

Overview / Recent Developments

Quality Food Centers, Inc. (the "Company" or "QFC") is an operator of 89 premium supermarkets in the Seattle/Puget Sound region of Washington state and 56 stores under the "Hughes Family Market" banner in Southern California. Since commencing operations in 1954, QFC has developed a modern store base in many prime locations, strong name recognition and a reputation for superior quality and service.

On February 14, 1997, the principal operations of Keith Uddenberg, Inc. ("KUI"), were merged into a subsidiary of QFC, including assets and liabilities related to 22 stores under the "Stock Market" name and three under the "Thriftway" name located in the Seattle/Puget Sound region of Washington. During 1997, the Company sold two Stock Market stores. As consideration for the operations being merged, QFC paid $34.5 million in cash, issued 904,646 shares of QFC's common stock and assumed $23.8 million of KUI indebtedness. The KUI acquisition provided QFC with desirable store locations primarily in the southern Puget Sound region and the Olympic Peninsula of the State of Washington, areas in which QFC previously had a limited presence. Prior to its acquisition by QFC, KUI operated supermarkets in the Seattle/Puget Sound region for more than 40 years. The Stock Market stores are generally larger stores (averaging approximately 46,000 square feet) and are price-oriented, with warehouse-type dry grocery shelving and a full complement of service departments, including delicatessens and seafood and bakery departments. The Thriftway stores are generally smaller, conventional format stores (averaging approximately 22,000 square feet). Currently, twelve of the stores have been converted to the QFC name, ten of which have been remodeled in order to implement QFC's merchandising and operating practices. Management believes that the KUI acquisition provided QFC with additional critical mass in the Seattle/Puget Sound region, which has improved purchasing and distribution and helped to create economies of scale.

On March 19, 1997, QFC acquired Hughes Markets, Inc. ("Hughes"), a supermarket operator in Southern California. Consideration for the merger consisted of $360.5 million in cash, and the assumption of $33.2 million of indebtedness of Hughes. Management believes that Hughes, which commenced operations in

1952 with one store, has developed a strong reputation in Southern California for providing high levels of customer service together with a broad selection of high-quality meat, produce and other perishables. Hughes' stores average approximately 37,000 square feet in size and are generally located near residential areas. Hughes supplies the majority of its stores' inventory from its own centrally located 600,000 square foot warehousing and distribution facility built in 1993. Hughes also owns a 50% interest in Santee Dairies, Inc. ("Santee"), one of the largest dairy plants in California, which provides dairy and other products to Hughes, as well as to certain other third parties, under the well-known "Knudsen," "Foremost" and other labels. See "Hughes Markets, Inc.," below.

On March 9, 1998, QFC was merged with a wholly owned subsidiary of Fred Meyer, Inc. ("Fred Meyer"), thereby becoming a wholly owned subsidiary of Fred Meyer (the "Fred Meyer Merger"). The Fred Meyer Merger, as contemplated by the Agreement and Plan of Merger dated November 6, 1997, as amended on January 20, 1998, between Fred Meyer, QFC and a wholly owned subsidiary of Fred Meyer, was approved by the shareholders of QFC at a shareholders meeting held on March 6, 1998. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

On March 10, 1998, Food 4 Less Holdings, Inc. ("Food 4 Less") was merged with a wholly owned subsidiary of Fred Meyer, thereby becoming a wholly owned subsidiary of Fred Meyer (the "Food 4 Less Merger").

On February 10, 1998, Fred Meyer, QFC and Food 4 Less entered into a settlement agreement (the "Settlement Agreement") with the State of California to settle potential antitrust and unfair competition claims that the State of California asserted against Fred Meyer, QFC and Food 4 Less relating to the effects of the proposed Fred Meyer and Food 4 Less Mergers on supermarket competition in Southern California (the "State Claims"). Without admitting any liability in connection with the State Claims, Fred Meyer, QFC and Food 4 Less agreed in the Settlement Agreement to divest 19 specific stores in Southern California, including three Hughes stores. Under the Settlement Agreement, Fred Meyer must divest 13 stores by September 10, 1998 and the balance of six stores by December 10, 1998. Fred Meyer also agreed not to acquire new stores from third parties in the Southern California areas specified in the Settlement Agreement (covering substantially all of the Los Angeles metropolitan area) for five years following the date of the Settlement Agreement without providing prior notice to the State of California. If Fred Meyer fails to divest the required stores by the two dates set forth in the Settlement Agreement, Fred Meyer has agreed not to object to the appointment of a trustee to effect the required sales.

On March 11, 1998, Fred Meyer completed the refinancing of the outstanding bank and public indebtedness of QFC and Food 4 Less. Fred Meyer entered into senior credit facilities in an aggregate principal amount of $3.5 billion, consisting of a $1.875 billion five-year revolving credit facility and a $1.625 billion five-year term loan facility. Fred Meyer also entered into a $500 million lease facility. In addition, Fred Meyer sold (i) $250.0 million of 7.150% Notes due March 1, 2003, (ii) $750.0 million of 7.375% Notes due March 1, 2005 and (iii) $750.0 million of 7.450% Notes due March 1, 2008 in a registered offering. One use of the proceeds generated by these transactions was to finance QFC's offer to purchase $150.0 million of the principal amount of its outstanding senior subordinated notes. Pursuant to this offer, $146.9 million principal amount of the tendered notes were purchased and cancelled at a premium of $19.3 million. $3.1 million of the notes remain outstanding. In addition, substantially all of the restrictive covenants and certain other provisions contained in the indenture were eliminated or modified by the vote of the noteholders. The proceeds were also used to repay the $174.0 million outstanding under QFC's revolving credit facility.

These mergers will result in two in-market consolidations. In Southern California, Hughes will be converted to the format of the Food 4 Less' Ralphs stores and will utilize the existing Food 4 Less administrative, distribution and manufacturing infrastructure. In the Seattle/Puget Sound Region, the stores will continue to operate under the QFC name and format but will convert from third party distribution to utilize Fred Meyer's warehousing and distribution infrastructure and will consolidate certain other support functions over time to reduce QFC's general and administrative overhead. Further, management of the merged companies has identified several areas of opportunity to enhance revenues and improve profitability by applying merchandising "best practices" across store formats. For example, management intends to apply Fred Meyer's experience and expertise in general merchandising to Ralphs' store base, utilize Food 4 Less' and Fred Meyer's private-label expertise in QFC's store base and apply QFC's successful home meal replacement and prepared food concepts in Fred Meyer's, Smith's Food and Drug Centers' and Ralphs' store bases. Further, the merged companies will operate a number of complementary operating formats which will provide enhanced opportunities for in-market new store growth. Management of the merged companies believes that its experience in operating these multiple formats will allow the companies to appeal to an expanded customer base among a wider range of income brackets and increase its market share, thereby leveraging infrastructure and reducing operating costs.

The disclosures in this Report relate only to QFC and its subsidiaries. For information on Fred Meyer and any of its other subsidiaries, reference is made to the periodic reports of Fred Meyer, Food 4 Less and Ralphs Grocery Company.

The Company has only one industry segment - the operation of retail supermarkets.


QFC


Management believes that the Company's QFC stores offer customers superior value by emphasizing an extensive selection of high quality perishable items, excellent customer service, convenient store locations and hours, a variety of specialty departments and competitive prices. The Company's merchandising goals are to attract new customers, become the primary source for its customers' weekly grocery needs and capture a greater portion of their supermarket spending. In order to achieve these goals, QFC's merchandising strategy emphasizes: (i) superior customer service, (ii) a wide variety of high quality meat, seafood, produce and other perishables, (iii) high quality convenience-oriented specialty departments and services and (iv) a broad assortment of higher-margin proprietary brands. Management believes that QFC's strengths in merchandising, combined with its competitive pricing, have earned QFC stores a reputation for providing superior "value" to their customers and have resulted in a loyal customer base. QFC stores, which average approximately 31,000 square feet in size, are open seven days a week, 24 hours a day, and feature a number of specialty departments such as full service delicatessens, seafood departments, bakery departments with coffee/espresso bars, and floral departments. Many QFC stores also offer natural food sections, video rentals, fresh juice bars and pharmacies. In addition, QFC leases space within its stores to branded specialty food operators, including Starbucks Coffee, Cinnabon World Famous Cinnamon Rolls and Noah's New York Bagels, as well as to full service banks such as Seafirst Bank. The Company has significantly expanded its selection of prepared foods and "home meal replacement" items, which management believes appeal to the increasing convenience orientation of consumers. Examples include complete hot meals which are ready to serve, pre-cooked dinners which are ready to heat and eat, "Chef's Express" gourmet entrees which are specially prepared and ready to cook, and "Northwest Sandwich Bars" which feature a variety of pasta dishes, specialty and made-to-order hot and cold sandwiches, pre-made salads and self-serve soup and salad bars.

Management believes that QFC has developed a modern and well-maintained base of stores in many prime locations in the Seattle/Puget Sound area. The Company currently operates 78 QFC supermarkets, ten Stock Markets and one Thriftway, generally in or near residential areas.

Of the 25 KUI stores acquired, twelve have been converted to the QFC name, ten of which have been significantly remodeled as part of QFC's plan to implement its merchandising and operating practices in its new stores. Two of the acquired Stock Markets were sold during 1997.

During the fiscal year ended December 27, 1997, QFC invested approximately $42.0 million in capital expenditures, primarily allocated toward building new stores and expanding and remodeling existing stores. During such period, QFC opened its Harvard Market store located in Seattle, Washington in April of 1997 and acquired a store in Port Hadlock Washington in June 1997, in addition to the acquisitions of KUI and Hughes. Additionally, 20 existing stores were remodeled.

At the end of fiscal 1997, the total square footage of all 89 stores was approximately 3,140,000 square feet with an average store size of approximately 35,276 square feet, and a range in size from 14,000 to 68,000 square feet. QFC increased its total square footage by 46%, 6% and 54% in fiscal 1995, 1996, and 1997 respectively.

     The following table sets forth certain information with respect to store size:

                                                             Number of Stores at
                                                              December 27, 1997
                                                             -------------------
Store Size:
Less than 20,000 square feet..................................          7
Between 20,000 and 30,000 square feet.........................         28
Between 30,000 and 40,000 square feet.........................         26
Between 40,000 and 50,000 square feet.........................         19
Over 50,000 square feet.......................................          9
                                                                       --
                                                                       89
                                                                       ==

The following table sets forth additional information concerning QFC, Stock Market and Thriftway stores for the periods indicated:

                                                              Fiscal Year Ended
                               -------------------------------------------------------------------------------
   Total Stores:               December 25,     December 31,     December 30,     December 28,     December 27,
                                      1993             1994             1995             1996             1997
                               -----------      -----------      -----------      -----------      -----------
     Beginning of period                33               38               45               62               64
      Newly Constructed                  3                1                1                0                1
      Acquired                           2                6               16                2               26
      Sold                               0                0                0                0               (2)
                                     -----            -----            -----            -----            -----
     End of period                      38               45               62               64               89
                                     =====            =====            =====            =====            =====
   Remodels...................           3                4                7               13               20


Prior to the Fred Meyer Merger, QFC purchased the majority of its groceries, meat and some seafood, deli and produce from wholesale suppliers. In connection with the Fred Meyer Merger, QFC will convert the purchasing and distribution of the majority of the items it primarily purchased from these wholesalers to utilize Fred Meyer's warehousing and distribution infrastructure.

Hughes Markets, Inc.

Hughes' merchandising strategy emphasizes: (i) superior customer service, (ii) a wide selection of high quality products, (iii) competitive pricing and promotions and (iv) the development of proprietary brands.

Hughes has invested approximately $18.6 million in capital expenditures during the 41 weeks ended December 27, 1997, which have been primarily allocated toward replacement stores and expanding or remodeling existing stores. At December 27, 1997, the total square footage of all 56 Hughes stores was approximately 2,099,000 square feet with an average store size of 37,000 square feet, and a range in size of 22,000 to 55,000 square feet.

The following table sets forth certain information with respect to Hughes' store size:

                                                             Number of Stores at
                                                              December 27, 1997
                                                             -------------------
      Store size:
      Between 20,000 and 30,000 square feet.................          5
      Between 30,000 and 40,000 square feet.................         37
      Between 40,000 and 50,000 square feet.................         12
      Over 50,000 square feet...............................          2
                                                                     --
                                                                     56
                                                                     ==

The following table sets forth additional information concerning Hughes stores for the periods indicated:

                                                     Fiscal Year Ended
                               --------------------------------------------------------------
                                                                                                     March 4,  March 21, 1997
                                                                                                     through          through
                               February 29,     February 27,     February 26,         March 3,      March 21,     December 27,
                                      1993             1994             1995             1996           1997             1997
                               -----------      -----------      -----------      -----------    -----------   --------------
    Total Stores
     Beginning of period                52               51               51               53             54               57
       Newly Constructed                 0                0                2                1              4                0
       Acquired                          0                0                0                0              0                0
       Closed                           (1)               0                0                0             (1)              (1)
                                     -----            -----            -----            -----          -----            -----
     End of period                      51               51               53               54             57               56
                                     =====            =====            =====            =====          =====            =====
    Remodels..................           3                6                4                4              2                2


Hughes owns a 600,000 square foot distribution facility in Irwindale, California that is centrally located an average of 44 miles from each of Hughes' stores and is serviced by a fleet of 36 tractors and approximately 70 trailers, including approximately 60 refrigerated trailers, all of which are owned by Hughes. Hughes purchases its merchandise directly from manufacturers as well as from distributors. As a result of the Fred Meyer and the Food 4 Less Mergers, Hughes will utilize Food 4 Less' administrative, distribution and manufacturing infrastructure. Accordingly, Hughes' distribution facility and administrative offices will be closed, sold or otherwise disposed of.

Hughes owns a 50% interest in Santee, which operates one of the largest dairy plants in California. Santee processes, packages and distributes fluid whole, 2%, 1% and skim milk, as well as orange juice, fruit drinks and certain cultured products under the Knudsen, Foremost and certain store brand names. During 1997, Santee sold approximately 40% of its fluid product volume to Hughes and Stater Brothers, the other 50 % owner. During calendar 1996 and 1997, Stater Brothers purchased more than twice as much fluid milk from Santee than Hughes. Santee also sells to various non-owner grocery supermarkets, independent food distributors, military bases and food service providers in Southern California and surrounding areas. In 1997, Santee completed construction of a new dairy plant in the City of Industry, California. Hughes' management believes that the new facility will increase Santee's capacity to process milk from approximately 250,000 gallons per day to approximately 350,000 gallons per day, with the ability to expand capacity to approximately 500,000 gallons per day. The new plant began testing water through the system in November 1997 and by the end of December 1997 processed over 20,000 gallons of salable milk. Santee is currently processing and servicing Stater Brothers out of the new plant and management expects the remaining production volume will be transferred to the new plant soon. Construction costs of the new dairy were approximately $102.0 million, including capitalized expenses of approximately $11.0 million and equipment costs. To provide the funds necessary to finance the construction. Santee issued $80.0 million of secured senior notes (the "Santee Notes") in a private placement. In addition, Hughes and Stater Brothers agreed to purchase their fluid milk requirements from Santee on terms that would require them to pay increased milk prices in order for Santee to maintain a specified debt service ratio. During 1997, Santee consummated a sale leaseback of equipment from its old plant that would not be needed at the new facility. The lease at the old plant expires April 30, 1998.


ITEM 2  - PROPERTIES


QFC

At December 27, 1997, QFC leased 80 of its 89 supermarkets and its administrative facilities under non-cancelable operating leases with various terms expiring through February 2055, including renewal periods. The average remaining term of QFC's leases (including all renewal options) is approximately 31 years, with only three of these leases subject to expiration within five years. All 89 stores are located in the Puget Sound region of Washington state.

QFC owns most of the equipment, furniture and fixtures at its retail and administrative locations and has made leasehold improvements at most locations. At December 27, 1997, QFC owned the real estate at nine of its store facilities in operation, one of which is part of a small shopping center owned by QFC. In March 1998, QFC sold the shopping center, but retained ownership of its store building and pad. During 1995, 1996 and 1997, QFC sold three of the centers it previously operated. QFC retained ownership of its store buildings and pads in the centers that were sold. There are no mortgages on QFC's owned stores. QFC has entered into option agreements for, and purchased, real estate within its existing Seattle/Puget Sound market areas where it plans to locate stores in the future. Certain of these store locations are in the entitlement process or subject to other contingencies.

Hughes

Hughes currently operates a total of 56 stores in Southern California. Thirty stores are located in Los Angeles County, 13 in Orange County, six in San Bernardino County, four in Ventura County and three in Riverside County. Of these 56 stores, 53 stores are leased, including four stores that are leased to partnerships in which ownership interests are held by various members of the Hughes family. The Company believes that these leases are on terms not less favorable to Hughes than could have been obtained had the properties been leased from unrelated parties. Hughes' leases generally provide for a 25 year initial term and for contingent rent based on sales. At December 27, 1997, the average remaining term on Hughes' leases, including unexercised options to extend, was approximately 25 years. Two of these leases are due to expire in the next five years.

In addition, Hughes directly owns three of its stores. Hughes also owns its 600,000 square foot distribution facility and its headquarters, both of which are located on a 38 acre parcel of land in Irwindale, California.


ITEM 3  - LEGAL PROCEEDINGS


The Company (including QFC and Hughes) is currently involved in a number of legal proceedings which have arisen in the ordinary course of business. Management believes these proceedings will not, in the aggregate, have a material impact on the Company's operations or financial condition. However, the Company is unable to predict whether the outcome of such actions may or may not have a material adverse effect on the Company's results of operations in a particular future period as the timing and amount of any resolution of such actions and their relationship to future results of operations are not known.


                                     PART II


ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

On March 9, 1998, QFC became a wholly owned subsidiary of Fred Meyer. Accordingly, there is no longer a public market for the Company's common stock. Prior to the Company's merger with Fred Meyer, the common stock of the Company was traded on the New York Stock Exchange under the symbol "XQ". Prior to February 20, 1997, the Company's stock was traded on the Nasdaq National Market, under the symbol "QFCI".

Presented below are quarterly closing sale price ranges for the Company's common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                       Fiscal Year Ended            Fiscal Year Ended
                                           12/27/97                      12/28/96
                                      -------------------          -------------------
                                         High         Low             High         Low
                                      -------     -------          -------     -------
      First Quarter                   $42 1/2     $33 1/4          $23 1/4     $20 1/4
      Second Quarter                   43 1/2      30 3/4           29 1/4      22 1/4
      Third Quarter                    43 5/8      37 1/4           31 1/2      25 1/2
      Fourth Quarter                   68 1/2      38 1/16          39 1/2      30 1/16

In February 1995, QFC paid a cash dividend of $.05 per share, or an aggregate of $1.0 million, to its shareholders, but subsequently discontinued the payment of dividends as the result of prohibitions set forth in the Company's prior credit facility.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS<F1>

Sales
-----

Sales for the year ended December 27, 1997 increased approximately $1.1 billion, or 133.2%, compared with the same period in 1996. The increase in total sales reflects the inclusion of the 23 KUI stores for 45 weeks and 56 Hughes stores for 41 weeks, sales from the 45,000 square-foot Harvard Market store which opened April 30, 1997, sales from two Food Giant stores acquired in October 1996, sales from the Port Hadlock store acquired in June 1997, and an increase in same store sales (which exclude sales in stores opened or acquired during the previous 12 months) of approximately 2% for the year. The increase in same store sales is due to improved merchandising and strong sales in remodeled and replacement stores, despite a decrease of slightly more than 0.5% in retail food prices.

Sales increases were offset in part by lower sales in certain existing stores due to the opening and remodeling of competitors' stores located near QFC stores. In addition, sales growth has been impacted by new and acquired stores, which have lower sales volumes, becoming a more significant part of the Company's sales, the maturing of older stores to a level where substantial sales growth is more difficult, and the Company's strategy of opening and acquiring stores in certain locations that enhance the Company's competitive position and protect its market share but reduce sales in nearby existing stores. Additionally, the supermarket industry continues to be highly competitive.


Operating Income
----------------

The Company's cost of sales and related occupancy expenses increased to 75.5% of sales for the year ended December 27, 1997, from 75.0% in 1996 due to lower margins in the stores acquired in the first quarter of 1997 offset, in part, by improved buying and merchandising, a greater mix of sales in higher margin service departments in the QFC stores and lower occupancy expenses as a percentage of sales.

Marketing, general and administrative expenses increased to 19.6% of sales for the year ended December 27, 1997, from 18.9% of sales in 1996. The increase was attributable to additional expenses associated with the initial integration and a higher operating expense ratio of the acquired stores, including an increase in acquisition related amortization of $9.6 million for the year ended December 27, 1997, contractual rate increases from union contracts effective in May 1997 and August 1997 and a 10% increase in the union benefit contributions rate effective in July 1996, and $1.0 million of expenses related to the Fred Meyer Merger incurred in 1997.

As a result of the above factors, operating margins declined to 4.9% of sales for the year ended December 27, 1997, compared to 6.1% of sales for 1996.


<F1> Pursuant to General Instruction I(1)(a) and (b) of Form 10-K, the Company
is substituting a management's narrative analysis of results of operations for
Item 7.

Interest
--------

Interest income increased to $2.6 million for the year ended December 27, 1997, compared to $0.5 million in 1996, reflecting the increase in the Company's cash balances and higher interest rates.

Interest expense increased to $29.2 million for the year ended December 27, 1997, as compared to $9.9 million in 1996, reflecting interest on the additional debt incurred in connection with the acquisitions, offset by lower debt balances than in the comparable year prior to such borrowings. Interest expense is net of approximately $0.8 million of interest capitalized in connection with store construction and remodeling costs incurred during the year ended December 27, 1997, and $1.3 million of interest capitalized during the year ended December 28, 1996.


Income Taxes
------------

The Company's effective federal income tax rate increased to 39.4% for the year ended December 27, 1997, compared to 35.8% for 1996, due to an increase in non-deductible goodwill resulting from the KUI and Hughes acquisitions and the addition of state of California income taxes as a result of the Hughes acquisition. The difference between the Company's effective income tax rate and the federal and state statutory rates is primarily due to non-deductible amortization of goodwill resulting from the various acquisitions by the Company in 1997, principally the KUI and Hughes acquisitions, which resulted in $1.1 million and $3.6 million of goodwill expense, respectively.


Net Earnings
------------

The 88.9% increase in operating income for the year ended December 27, 1997, offset by the $17.2 million increase in the net interest expense and the increase in the effective tax rate, resulted in an increase in net earnings to $40.0 million compared with $25.4 million for the year ended December 28, 1996.

The Company adopted Statement of Accounting Standard ("SFAS") No. 128, "Earnings Per Share," for the year ended December 31, 1997. As required by this statement, all prior periods presented have been restated in accordance with the provisions of SFAS No. 128. Basic earnings per share for 1997 were $2.04 on 19.7 million weighted average shares outstanding, compared with $1.75 on 14.5 million weighted average shares outstanding in 1996. Diluted earnings per share for 1997 were $1.95 on 20.5 million weighted average shares outstanding, compared with $1.71 on 14.9 million weighted average shares outstanding in 1996.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements on page 15 of the Company's financial statements and notes thereto. All other schedules have been omitted as not required or not applicable or because the information required to be presented is included in the financial statements and related notes.

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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

     1.   Financial Statements

          Reference is made to the Index to Consolidated Financial Statements on page 15.


     2.   Financial Statement Schedules

          None required.


     3.   Exhibits

          A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits following page F-17 hereof. The Index to Exhibits indicates each management contract, compensatory plan, or arrangement required to be filed as an exhibit to this report.

(b)  Reports on Form 8-K

          The Company filed: (i) a report on Form 8-K dated November 6, 1997;
          (ii) a report on Form 8-K dated February 4, 1998; and (iii) a report on Form 8-K dated March 9, 1998.

Signatures
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Quality Food Centers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QUALITY FOOD CENTERS, INC.

                                       /s/ MARC W. EVANGER
                                       -----------------------------------------
                                       Marc W. Evanger, Senior Vice President,
                                       Chief Financial Officer, and Assistant
                                       Secretary


Date:  March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.

        Signature                                Capacity
        ---------                                --------

/s/ DAN KOURKOUMELIS              President and Chief Executive Officer
-----------------------------     (Principal Executive Officer)
Dan Kourkoumelis


/s/ MARC W. EVANGER               Senior Vice President, Chief Financial
-----------------------------     Officer and Assistant Secretary
Marc W. Evanger                   (Principal Financial and Accounting Officer)


/s/ ROGER A. COOKE*               Director
-----------------------------
Roger A. Cooke


/s/ ROBERT G. MILLER*             Director
-----------------------------
Robert G. Miller


/s/ KENNETH THRASHER*             Director
-----------------------------
Kenneth Thrasher


    *By: /s/ MARC W. EVANGER
         -------------------------
         Marc W. Evanger
         Attorney-In-Fact

                   QUALITY FOOD CENTERS, INC. AND SUBSIDIARIES

                Index to Consolidated Financial Statements Filed
                             with the Annual Report
                              on Form 10-K for the
                       Fiscal Year Ended December 27, 1997

F - 1 Consolidated Statements of Earnings for the Fiscal Years ended December 27, 1997, December 28, 1996 and December 30, 1995.

F - 2 Consolidated Statements of Shareholders' Equity for the Fiscal Years ended December 27, 1997, December 28, 1996 and December 30, 1995.

F - 3     Consolidated Balance Sheets at December 27, 1997 and December 28,
          1996.

F - 4 Consolidated Statements of Cash Flows for the Fiscal Years ended December 27, 1997, December 28, 1996 and December 30, 1995.

F - 5     Notes to Consolidated Financial Statements.

F - 17      Independent Auditors' Report.

                   QUALITY FOOD CENTERS, INC. AND SUBSIDIARIES

                                  Consolidated
                                  Statements of
                                    Earnings

----------------------------------------------------------------------------------------------------------------
Years Ended December 27, 1997,
December 28, 1996 and December 30, 1995
In thousands, except per share data                                      1997             1996              1995
----------------------------------------------------------------------------------------------------------------
Sales                                                              $1,878,115         $805,281          $729,856
Cost of sales and related occupancy expenses                        1,417,038          603,947           550,434
Marketing, general and administrative expenses                        368,500          152,337           136,645
----------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                       92,577           48,997            42,777
Interest income                                                         2,591              467               501
Interest expense                                                       29,181            9,890             9,639
Other expense                                                               -                -             1,400
----------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                           65,987           39,574            32,239
Taxes on income:
   Current                                                             25,180           12,790            10,087
   Deferred                                                               800            1,366             1,936
----------------------------------------------------------------------------------------------------------------
Total taxes on income                                                  25,980           14,156            12,023
----------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                       $   40,007        $  25,418         $  20,216
================================================================================================================
Basic earnings per common share:
   Net Earnings                                                    $     2.04        $    1.75         $    1.29
   Weighted average shares outstanding                                 19,659           14,547            15,706
Diluted earnings per common share:
   Net Earnings                                                    $     1.95        $    1.71         $    1.28
   Weighted average shares outstanding                                 20,517           14,888            15,830
Dividends per common share                                                 --               --         $     .05
----------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                   QUALITY FOOD CENTERS, INC. AND SUBSIDIARIES

                                  Consolidated
                                  Statements of
                              Shareholders' Equity

----------------------------------------------------------------------------------------------------------------
                                                           Common Stock
                                                     ------------------------         Retained
In thousands, except per share data                  Shares            Amount         Earnings             Total
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                         19,481         $  26,645       $  131,533        $  158,178
Net earnings                                              -                 -           20,216            20,216
Common  stock issued                                  1,951            45,130                -            45,130
Common  stock repurchased
   (including offering fees and
   expenses aggregating $2,850)                      (7,000)          (43,510)        (134,340)         (177,850)
Tax benefit related to stock options                      -               667                -               667
Cash dividend ($.05 per share)                            -                 -             (974)             (974)
----------------------------------------------------------------------------------------------------------------

Balance at December 30, 1995                         14,432            28,932           16,435            45,367
Net earnings                                              -                 -           25,418            25,418
Common stock issued                                     214             5,773                -             5,773
Tax benefit related to stock options                      -               240                -               240
----------------------------------------------------------------------------------------------------------------
Balance at December 28, 1996                         14,646            34,945           41,853            76,798
Net earnings                                              -                 -           40,007            40,007
Common stock issued                                   6,417           233,410                -           233,410
Tax benefit related to stock options                      -             1,570                -             1,570
----------------------------------------------------------------------------------------------------------------

Balance at December 27, 1997                         21,063         $ 269,925       $   81,860        $  351,785
================================================================================================================
See notes to consolidated financial statements.

                   QUALITY FOOD CENTERS, INC. AND SUBSIDIARIES

                                  Consolidated
                                 Balance Sheets

-----------------------------------------------------------------------------------------------------------------
In thousands                                                                 December 27, 1997  December 28, 1996
-----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                            $  44,702          $  14,571
Accounts receivable                                                                     24,478             10,754
Federal income taxes receivable                                                            824                 --
Inventories                                                                            122,877             36,954
Prepaid expenses                                                                        20,502              6,208
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                   213,383             68,487
-----------------------------------------------------------------------------------------------------------------
PROPERTIES
Land                                                                                    43,705             15,025
Buildings, fixtures and equipment                                                      298,537            155,038
Leasehold improvements                                                                  83,383             41,511
Property under capital leases                                                           25,421                 --
Construction in progress                                                                15,863              9,910
-----------------------------------------------------------------------------------------------------------------
                                                                                       466,909            221,484
Accumulated depreciation and amortization                                              (93,095)           (60,821)
-----------------------------------------------------------------------------------------------------------------
                                                                                       373,814            160,663
Leasehold interest, net of accumulated amortization
   of $15,082 and $11,257                                                              100,754             27,585
Real estate held for investment                                                          5,722              6,048
Goodwill, net of accumulated amortization of
   $7,990 and $2,084                                                                   273,654             33,691
Other assets                                                                            24,803              7,543
-----------------------------------------------------------------------------------------------------------------
                                                                                      $992,130           $304,017
=================================================================================================================
LIABILITIES AND SHAREHOLDERS'
EQUITY
CURRENT LIABILITIES
Accounts payable                                                                     $  85,662          $  35,548
Accrued payroll and related benefits                                                    41,680             15,884
Accrued business and sales taxes                                                         8,630              5,413
Store closure reserve                                                                   11,988                 --
Other accrued expenses                                                                  30,228              7,240
Federal income taxes payable                                                                --                945
Current portion of long-term debt                                                       14,667                 --
Current portion of capital lease obligations                                               701                 --
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                              193,556             65,030
-----------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                                   41,933             12,142
OTHER LIABILITIES                                                                       24,833              5,047
CAPITAL LEASE OBLIGATIONS                                                               30,397                 --
LONG-TERM DEBT                                                                         349,626            145,000
COMMITMENTS AND CONTINGENCIES (Note G)
SHAREHOLDERS' EQUITY
Common stock, at stated value -
   authorized 60,000 shares
   issued and outstanding 21,063 shares and 14,646 shares                              269,925             34,945
Retained earnings                                                                       81,860             41,853
-----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             351,785             76,798
-----------------------------------------------------------------------------------------------------------------
                                                                                      $992,130           $304,017
=================================================================================================================
See notes to consolidated financial statements.

                   QUALITY FOOD CENTERS, INC. AND SUBSIDIARIES

                                  Consolidated
                                  Statements of
                                   Cash Flows

----------------------------------------------------------------------------------------------------------------
In thousands
Years Ended December 27, 1997,
December 28, 1996, and December 30, 1995                                 1997             1996              1995
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                          $40,007          $25,418           $20,216
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
Depreciation and amortization of properties                            32,410           15,823            12,892
Amortization of leasehold interest and other                           10,666            3,654             3,278
Amortization of debt issuance costs                                       703              185               143
Deferred income taxes                                                     786            1,366             1,936
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable                                                    (1,724)          (2,207)           (5,292)
Inventories                                                            (4,897)             514            (4,550)
Prepaid expenses                                                         (749)            (870)           (2,878)
Accounts payable                                                       (3,370)           1,374               297
Accrued payroll and related benefits                                      470            2,206             3,040
Accrued business and sales taxes                                         (594)             377             1,121
Other accrued expenses                                                  3,909            1,520             2,108
Federal income taxes payable                                           (3,294)           1,564             1,385
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                              74,323           50,924            33,696
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures, net                                             (60,524)         (32,556)          (28,639)
Acquisition of KUI                                                    (34,511)              --                --
Acquisition of Hughes                                                (346,732)              --                --
Receivable from Santee                                                  5,375               --                --
Proceeds from sale of fixed assets                                     11,256            2,650             1,340
Cash portion of Olson's merger                                             --                -           (18,000)
Real estate held for investment                                           326             (425)             (407)
Other                                                                    (135)            (994)             (531)
----------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                (424,945)         (31,325)          (46,237)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from issuances of common stock                                 5,108            2,417            27,061
Common stock repurchased                                                   --                -          (177,850)
Net proceeds from March 19, 1997 financings
   Issuance of common stock                                           192,199               --                --
   Issuance of senior subordinated notes                              146,250               --
   Proceeds under credit facility                                     248,001               --                --
   Payment of outstanding credit facility                            (197,000)              --                --
Proceeds from (repayment of) long-term debt                           (13,805)         (19,500)          140,500
Cash dividends paid                                                        --                -              (974)
----------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                      380,753          (17,083)          (11,263)
----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   30,131            2,516           (23,804)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       14,571           12,055            35,859
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $44,702          $14,571           $12,055
================================================================================================================
See notes to consolidated financial statements.

                   QUALITY FOOD CENTERS, INC. AND SUBSIDIARIES

                              Notes to Consolidated
                              Financial Statements

--------------------------------------------------------------------------------
Years Ended December 27, 1997, December 28, 1996 and December 30, 1995
--------------------------------------------------------------------------------

                                       A.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Quality Food Centers, Inc. and subsidiaries (the "Company" or "QFC") is a multi-regional operator of premium supermarkets, operating 145 stores and employing more than 11,000 people. The Company has been in operation since 1954 and currently operates 89 stores in the Puget Sound region of Washington state primarily under the names QFC and Stock Market and 56 stores in Southern California under the Hughes Family Market name.

Basis of Presentation: The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from the estimates. All significant intercompany transactions and account balances with the Company's subsidiaries, Hughes Markets, Inc. ("Hughes") and KU Acquisitions, Inc. ("KUA"), have been eliminated in consolidation.

Earnings Per Share: The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," for the year ended December 31, 1997. As required by this statement, all prior periods presented have been restated in accordance with the provisions of SFAS No. 128. Basic earnings per share is calculated based upon the weighted average number of common shares, excluding common share equivalents outstanding during the period. Diluted earnings per share is calculated based upon the weighted average number of shares plus common share equivalents outstanding during the period.

Fiscal Year: The Company's fiscal year ends on the last Saturday in December (except for Hughes which ends on the last Sunday in December). The years ended December 27, 1997, December 28, 1996 and December 30, 1995 represent 52-week fiscal years.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company's investment portfolio is diversified and consists of investment grade securities, recorded at cost which approximates market value.

      The Company's cash management system provides for reimbursement of bank disbursement accounts on a daily basis. Checks issued but not presented for payment to the bank in the aggregate amount of $35.0 million and $4.0 million, at December 27, 1997 and December 28, 1996, respectively, are included in accounts payable.

Construction in Progress: Costs associated with acquiring land, buildings, fixtures and equipment while a store is under construction are recorded as construction in progress. Additionally, the Company capitalizes interest on debt incurred during the construction of a new store. When a store opens, all costs are then transferred to the appropriate property account.

Depreciation and Amortization: Depreciation is provided on the straight-line method over the shorter of the estimated useful lives or 311/2 years for buildings and three to ten years for fixtures and equipment. Amortization of leasehold improvements is computed on the straight-line method over the term of the lease or useful life of the assets, whichever is shorter.

Goodwill: Goodwill arises primarily from business acquisitions and represents the cost of purchased businesses in excess of amounts assigned to tangible and identified intangible assets. Goodwill is being amortized over estimated lives of up to 40 years.

Start-up and Promotional Expenses: Costs incurred in connection with the start-up and promotion of new store openings and major store remodels are expensed as incurred.

Leasehold Interest: Leasehold interests from acquired operating lease rights are amortized over the term of the respective leases, including renewal periods exercisable at the option of the Company. Management believes that exercise of renewal options is probable.

Real Estate Held for Investment: Real estate held for investment includes land and buildings the Company has acquired where it plans to either operate a store in the future or sell the real estate, and is recorded at the lower of cost or market. Upon commencement of construction, costs are transferred to construction in progress.

Long-lived Assets: The Company periodically reviews long-lived assets, including identified intangible assets and goodwill, for impairment to determine whether events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating expected future cash flows. No such events or circumstances have occurred through December 27, 1997.

Stock-Based Compensation: The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," has been adopted by the Company for the disclosure of certain additional information related to its stock options and employee stock purchase plan.

Fair Value of Financial Instruments: Financial instruments of the Company for which the recorded amounts approximates the fair value include cash equivalents, receivables, prepaid expenses, other long-term assets, accounts payable and long-term debt from the Company's credit facility. The Company's $150 million Senior Subordinated Notes had a fair value of approximately $163 million at December 27, 1997.

Reclassifications: Certain prior years' balances have been reclassified to conform to classifications used in the current year.

                                       B.
                       SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes and interest for the last three years was as follows:

In thousands                                                             1997             1996              1995
----------------------------------------------------------------------------------------------------------------
Cash payments made:
   Income taxes                                                       $28,837          $11,226            $8,872
   Interest (net of $783, $1,261 and $167 of interest capitalized)     24,764            8,996             9,328
Non-cash transactions:
   Capital lease obligations incurred                                   4,230               --                --
----------------------------------------------------------------------------------------------------------------

On March 19, 1997, the Company completed (i) the sale of 5,175,000 shares on the Company's common stock to the public for net proceeds of the $192.2 million,
(ii) the private placement of $150.0 million of 8.7% senior subordinated notes for net proceeds of $146.3 million [which Notes were exchanged for the Exchange Notes (as hereinafter defined)], and (iii) entered into an agreement to amend and restate its existing credit facility resulting in net proceeds of $248.0 million. The Company utilized $360.5 million of the proceeds to finance the acquisition of Hughes (see note N) and $197.0 million to refinance the Company's bank indebtedness outstanding at the time of the financings [including $59.1 million incurred in connection with the acquisition of Keith Uddenberg, Inc. ("KUI"), (see note M)], leaving approximately $29.7 million of cash for general corporate purposes.

     During the year ended December 27, 1997, the Company also entered into two separate capital leases in conjunction with the sale and leaseback of two of its stores. No gain or loss was recorded as a result of these transactions.

     In the fourth quarter of 1996, the Company issued shares of common stock to finance the acquisition of two stores from an independent local retailer.

     During the first quarter of 1995, the Company acquired all of the outstanding shares of Olson's Food Stores, Inc. in a merger transaction for $60.1 million (see note L). During the first quarter of 1995, the Company recorded $4.0 million as an increase in goodwill and deferred income tax liability to record deferred income taxes arising from the Olson's merger. Further, as part of the merger agreement, the Company agreed to remit certain of the benefits, if any, of Olson's net operating loss carryforwards, totaling approximately $12.0 million, and certain other tax credit carryforwards, totaling approximately $1.2 million, to the former shareholders of Olson's when utilized.

     The Company is entitled to keep the first $1.1 million of such benefits utilized. Accordingly, a deferred tax asset of $5.4 million and corresponding liability of $4.3 million were recorded to reflect amounts due the former shareholders of Olson's when tax loss and tax credit carryforwards are utilized by the Company. The Company utilized $0.9 million, $0.9 million and $0.7 million of the tax asset during 1997, 1996, and 1995, respectively, to reduce current taxes payable. The net operating loss and tax credit carryforwards expire through the year 2009.


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

     On a supplemental basis, if inventories had been valued at the lower of FIFO cost or market, inventories would have increased by $3.3 million and $2.7 million as of December 27, 1997 and December 28, 1996, respectively, and net earnings would have increased $0.4 million in both 1997 and 1996.


                                       D.
                              FEDERAL INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and result from differences in the timing of recognition of revenue and expenses for tax and financial statement reporting. The tax effects of significant items comprising the Company's deferred tax liability as of December 27, 1997 and December 28, 1996 are as follows:

In thousands                                                     1997              1996
---------------------------------------------------------------------------------------
Deferred tax assets:
Compensated absences                                       $    2,397         $     884
Self insurance                                                  7,171               233
Inventory                                                          --               655
Other accrued expenses                                          8,060               365
Tax credits                                                     2,957             3,963
Capital leases                                                  1,833                --
State taxes                                                     1,030                --
Other                                                           3,637                --
---------------------------------------------------------------------------------------
Total deferred tax asset                                       27,085             6,100
---------------------------------------------------------------------------------------
Deferred tax liabilities:
Accelerated depreciation                                       22,473            15,762
Inventory                                                       8,410                --
Multi-employer pension contribution                             1,069               733
Leasehold interest                                             31,278                --
Other                                                           1,181             1,747
---------------------------------------------------------------------------------------
Total deferred tax liability                                   64,411            18,242
---------------------------------------------------------------------------------------
Valuation Allowance                                             4,607                --
---------------------------------------------------------------------------------------
Net deferred tax liability                                    $41,933           $12,142
=======================================================================================

The Company has recorded a valuation allowance at December 27, 1997 related to future capital losses associated with property acquired in the acquisition of Hughes.

     The differences between the Company's effective income tax rates and the federal statutory rates are summarized as follows:

                                                                     1997             1996              1995
------------------------------------------------------------------------------------------------------------
Statutory rate                                                       35.0%            35.0%            35.0%
Nondeductible goodwill                                                3.0              0.9              0.9
Nondeductible recapitalization fees (Note K)                           --               --              1.6
State income taxes, net of federal tax benefit                        2.0               --               --
Other (primarily interest on tax-free municipal securities)          (0.6)            (0.1)            (0.2)
------------------------------------------------------------------------------------------------------------
Effective tax rate                                                   39.4%            35.8%            37.3%
------------------------------------------------------------------------------------------------------------

                                       E.
                                 LONG-TERM DEBT

     On March 19, 1997, in connection with the Hughes merger, the Company entered into a new credit facility which replaced the credit facility it entered into in connection with its 1995 recapitalization. During 1997, the Company made voluntary pre-payments on a portion of the loans under the facility and reduced certain commitment levels. As of December 27, 1997, the new credit facility consisted of (I) a $214 million term loan facility (the "Term Loan Facility"),
(ii) a $125 million revolving credit facility (the "Revolving Credit Facility") and (iii) a $75 million reducing revolving credit facility (the "Acquisition Facility").

     On March 19, 1997, the Company also issued $150 million aggregate principal amount of Senior Subordinated Notes in a private offering [which Notes were exchanged for the Exchange Notes (as hereinafter defined)]. The Notes will mature on March 15, 2007. The Notes bear interest at 8.70% per annum with interest payable in cash semi-annually on March 15 and September 15 of each year, commencing September 15, 1997. The Notes are redeemable, in whole or in part, at the option of the Company beginning March 15, 2002, at redemption prices declining over time from 104.35% of the principal amount in the year 2002 to 100% of the principal amount in the year 2005 and thereafter, in each case plus accrued and unpaid interest to the redemption date. In addition, at any time prior to March 15, 2000, the Company may redeem up to 20% of the aggregate principal amount of the Notes originally issued at a redemption price of 108% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more public offerings of common stock of the Company, provided that at least 80% of the aggregate principal amount of the Notes originally issued remains outstanding immediately after the occurrence of such redemption. The obligations of the Company pursuant to the Notes are fully and unconditionally guaranteed on a joint and several basis by certain of QFC's existing subsidiaries (the "Guarantors"). The Notes are general unsecured obligations of the Company and the Guarantors, respectively, subordinated in right of payment to all existing and future senior debt of the Company and the Guarantors, as applicable, including borrowings and guarantees under the new credit facility. Upon a change of control, the Company will be required to offer to repurchase all outstanding Notes at 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The Company will also be obligated in certain circumstances to offer to repurchase Notes at a purchase price of 100% of the principal amount thereof, plus accrued interest, with the net cash proceeds of certain sales or other dispositions of assets. The Indenture relating to the Notes contains certain covenants that limit, subject to certain significant exceptions, the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness and issue disqualified stock; pay dividends or make certain other distributions; cause or permit to exist any consensual restriction on the ability of certain parties to pay dividends or make certain other distributions; layer indebtedness; create certain liens securing indebtedness other than senior debt; enter into certain transactions with affiliates; enter into certain mergers and consolidations or engage in new lines of business.

     On May 20, 1997, the Company filed a Registration Statement for the purpose of offering to exchange (the "Exchange Offer") up to $150 million aggregate principal amount of 8.70% Series B Senior Subordinated Notes due 2007 (the "Exchange Notes") for a like aggregate principal amount of the Notes (the "Exchange Offer Registration Statement"). The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate and maturity) to the terms of the Notes for which they may be exchanged, except that the Exchange Notes will be freely transferable by the holders thereof. The Exchange Offer Registration Statement was declared effective on July 23, 1997. The Exchange Offer was consummated on September 4, 1997, with all of the Notes being exchanged for the Exchange Notes.

     On March 11, 1998, in connection with the Fred Meyer merger (As defined in Note Q), all amounts outstanding under the March 19, 1997, credit facility were repaid and the credit facility was terminated. On March 12, 1998, also in connection with the Fred Meyer merger and under the terms of a tender offer dated March 12, 1998, $146.9 million principal amount of the $150,000,000 8.70% Series B Senior Subordinated Notes due 2007 (the "Exchange Notes") were tendered and repaid at a premium of $19.3 million. The remaining $3.1 million in Exchanged Notes are due and payable in 2007. In addition, substantially all of the restrictive covenants and certain other provisions contained in the indenture were eliminated or modified by the vote of the noteholders.


                                       F.
                                     LEASES
The Company leases its administrative offices and 133 of its 145 store facilities in operation under noncancelable operating leases expiring through 2023. Certain of the leases include renewal provisions at the Company's option. The Company has also capitalized certain leases in accordance with the requirements of No. 13. Future minimum obligations on capital and operating leases, which exclude stores to be added in 1998, as of December 27, 1997, are as follows:

--------------------------------------------------------------------------------------------
In thousands                                                       Capital         Operating
                                                                    Leases            Leases
                                                                 ---------         ---------
Due in fiscal year:
     1998                                                        $   4,094         $  32,485
     1999                                                            4,094            32,495
     2000                                                            4,094            32,165
     2001                                                            4,094            32,502
     2002                                                            4,013            31,935
Thereafter                                                          52,183           355,813
                                                                 ---------         ---------
Minimum lease payments                                              72,572         $ 517,395
                                                                                   =========
Less - Amount representing interest                                 41,474
                                                                 ---------
Present value                                                       31,098
Current portion                                                       (701)
                                                                 ---------
Long-term portion                                                $  30,397
                                                                 =========
-----------------------------------------------------------------------------------------------

     A majority of the store facility leases provide for contingent rentals based upon specified percentages of sales, real estate tax escalation clauses and executory costs. Space in several store facilities has been sublet.

     A summary of rental expense under operating leases is as follows:

----------------------------------------------------------------------------------------------------------------
In thousands                                                             1997             1996              1995
----------------------------------------------------------------------------------------------------------------
Minimum rent                                                          $29,449          $14,462           $12,417
Contingent rentals                                                      2,993            1,495             1,820
Real estate taxes and executory costs                                   8,329            3,532             3,566
Less sublease rentals                                                  (1,746)            (806)             (570)
----------------------------------------------------------------------------------------------------------------
                                                                      $39,025          $18,683           $17,233
----------------------------------------------------------------------------------------------------------------


                                       G.
                          COMMITMENTS AND CONTINGENCIES
Litigation: The Company is involved in various matters of litigation, all arising in the ordinary course of business. In the opinion of management, the ultimate outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Employment Agreements: During 1996, the Company entered into employment agreements with certain members of management (one of which was amended in 1997) which extend through various dates in September 1999.

                                       H.
                           RELATED PARTY TRANSACTIONS
During 1997, the Company paid monthly management fees which, in aggregate, totaled $150,000 for management advisory services to its chairman, plus a bonus payment of $0.5 million. For the period of December 31, 1995 through June 16, 1996, $0.7 million was paid to the Company's chairman pursuant to an agreement to pay a management fee of up to 0.2% of sales as compensation for management advisory services, which agreement expired on June 16, 1996. Upon expiration of the agreement, the Company agreed to pay its chairman a monthly fee aggregating $0.3 million, for June 17, 1996 through December 28, 1996, plus a bonus payment of $0.2 million. For the fourth quarter of 1995, in lieu of the management fee, which would have been approximately $0.5 million, the Company granted stock options for 58,900 shares of its stock under the Company's 1993 Executive Stock Option (Note J) to its chairman. Management fee expense for 1997, 1996 and 1995 was $0.7 million, $1.2 million and $1.0 million, respectively.

     During 1997, the Company paid $4.2 million to Equity Group Investments, Inc. ("EGI") and its affiliated companies for management services and insurance premiums. A director of the Company is chairman of the board of EGI. Another director of the Company is president and chief executive officer of EGI. During 1997, the Company paid $1.1 million in legal fees to Rosenberg & Liebentritt, PC ("R&L"), an affiliate of EGI. A director of the Company was a principal of R&L from 1980 to September 1997.

     A director of the Company is a member of the board of directors of the Associated Grocers, Inc. ("A.G.") cooperative, which became one of the Company's major suppliers in 1995. Amounts paid to A.G. for products and services totaled $191.6 million, $57.7 million and $43.8 million for 1997, 1996 and 1995, respectively. As a result of the KUI merger, the Company now owns approximately 20% of the non-voting equity of A.G.

     During 1995, the Company assumed a lease for one of its stores included in the Olson's merger (Note L) for which the landlord is an entity that is controlled by a member of the Company's Board of Directors. Rental payments for the store, which include reimbursements for common area maintenance and real estate taxes, totaled $0.2 million, $0.2 million and $0.1 million during 1997, 1996 and 1995, respectively. The lease terminates in April 2001, with options to renew through April 2035. In addition, during 1997, 1996 and 1995, the Company purchased approximately $3.2 million, $1.8 million and $1.7 million, respectively, of products from an entity owned by certain family members of the same member of its Board of Directors.

     In August 1993, two partnerships which include the Company's chairman acquired the 24-acre University Village Shopping Center, (the "Center"), where the Company was leasing space for one of its stores and owned an adjacent 8.8 acre parcel of land. The Company negotiated with the partnerships for certain property rights and lease modifications, which included a 15-year lease term extension, the right to be the exclusive grocery store in the Center and the right to relocate its store to the adjacent site. The Company paid approximately $5.0 million for these rights, which amount is included in Leasehold Interests and is being amortized over a period of 29 years. In August, 1996, the Company completed construction of its flagship store on the adjacent property, moved its store and terminated the existing lease agreement, paying the partnerships a $0.3 million lease termination fee. The Company retained all other property rights. Rentals, common area maintenance and real estate tax reimbursements paid to the partnerships were at the same rates paid to the previous owner of the Center, and totaled approximately $16,000, $0.5 million and $0.7 million for 1997, 1996 and 1995, respectively.


                                       I.
                                RETIREMENT PLANS
The Company participates in a union administered multi-employer defined benefit pension plan for employees covered by collective bargaining agreements. The contributions under this plan were $22.8 million, $3.2 million and $3.1 million for 1997, 1996 and 1995, respectively.

     The Company's defined contribution profit-sharing plan includes employees not covered by collective bargaining agreements who meet certain service requirements. Contributions to the plan are based on a percentage of gross wages and are made at the discretion of the Company. The Company's profit-sharing expense was $0.9 million, $0.6 million and $0.5 million for 1997, 1996 and 1995, respectively.

     The Company maintains a voluntary defined contribution retirement plan qualified under Section 401(k) of the Internal Revenue Code of 1986, available to all eligible employees not covered by collective bargaining agreements. The Company does not currently match employee contributions to the plan.


                                       J.
                              SHAREHOLDERS' EQUITY
In March 1987, the Company adopted an Incentive Stock Option Plan, as amended in 1996, under which options vest ratably over five years and expire after 10 years from the date of grant. In December 1989, the Company adopted its Directors' Nonqualified Stock Option Plan for non-employee (non-affiliated) directors of the Company, under which nonqualified options vest ratably over three years and expire, with certain exceptions, ten years after the date of grant. In 1993, the Company's shareholders approved the 1993 Executive Stock Option Plan (the "Exec Plan") as amended in 1997 to reserve an additional 1.0 million shares for issuance under the plan, under which nonqualified options generally vest ratably over five years and expire after 10 years. Options issued under the Exec Plan automatically became fully vested and exercisable as a result of the Fred Meyer Merger (defined in Note Q).In 1997, the Company's shareholders also approved the 1997 stock option plan under which incentive stock options vest ratably over five years and expire after 10 years from the date of grant. For all the plans, the exercise price must not be less than the fair market value of the common stock at the date of grant.

     During 1996, the Company granted its then Chief Executive Officer options at fair market value which vested subject to continued employment and were 100% exercisable at the earlier of seven years or at such time as the Company's common stock traded at $40.00 per share for any consecutive 10 trading days. Such options became exercisable in January 1997.

     These plans provide for the grant of options to acquire up to 4.5 million shares of common stock to officers, directors and employees. Options for 2.7 million shares granted to 1,057 employees and 6 directors were outstanding at December 27, 1997. Stock option activity under these plans for the last three years was as follows:

                                                                                                        Weighted
                                                                                        Number           Average
                                                                                     of Shares    Exercise Price
----------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1994
   (487,393 exercisable at a weighted average price of $15.18)                         985,453            $20.27
Granted (weighted average grant date fair value - $13.71)                              514,950             20.64
Forfeited                                                                              (20,730)            27.02
Exercised                                                                             (113,895)             5.57
----------------------------------------------------------------------------------------------------------------
Outstanding, December 30, 1995
   (582,089 exercisable at a weighted average price of $19.80)                       1,365,778             21.51
Granted (weighted average grant date fair value - $18.17)                              785,800             30.46
Forfeited                                                                              (15,490)            24.34
Exercised                                                                              (68,057)            10.99
----------------------------------------------------------------------------------------------------------------
Outstanding, December 28, 1996
   (717,555 exercisable at a weighted average prices of $ 21.81)                     2,068,031             25.25
Granted (weighted average grant date fair value - $24.38)                              799,503             38.29
Forfeited                                                                              (18,580)            24.45
Exercised                                                                             (177,411)            19.70
----------------------------------------------------------------------------------------------------------------
Outstanding, December 27, 1997
(1,281,010 exercisable at a weighted average price of $26.47)                        2,671,543            $29.51
----------------------------------------------------------------------------------------------------------------

     In 1990, the Company adopted an Employee Stock Purchase Plan ("ESPP"), as amended in 1996, under which 800,000 shares of the Company's common stock are reserved for issuance to employees. Employees are eligible to participate through payroll deductions in amounts related to their basic compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Under the plan, 79,669, 93,967 and 84,283 shares were issued to 1,240, 1,236 and 956 employees, in 1997, 1996 and 1995 respectively. As of December 27, 1997, payroll deductions totaling $3.2 million on behalf of approximately 4,600 employees were accrued for purchase of shares on March 5, 1998. Following such purchase of shares, the ESPP was terminated.

     At December 27, 1997, the weighted average remaining contractual life of options outstanding was 7 years, with an exercise price of $6.06 to $39.75. Of the 2,671,543 options outstanding at December 27, 1997, no options have an exercise price above the quoted market price of the Company's stock of $63.69 at December 27, 1997.

     The Company has applied APB No. 25. Accordingly, no compensation cost has been recognized for its stock option grants. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: one to ten year expected life from date of grant for all years; stock volatility of 43.5%, 44.7% and 44.7%; risk free interest rates from 5.28 to 5.72%, 3.91% to 6.32% and 3.91% to 6.29%; and no dividends during the expected term for all years. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

In thousands except per share data                                       1997             1996              1995
----------------------------------------------------------------------------------------------------------------
Net earnings as reported                                              $40,007          $25,418           $20,216
Pro forma net earnings under SFAS No. 123                              25,619           22,285            18,420
Earnings per share as reported
   Basic                                                                 2.04             1.75              1.29
   Diluted                                                               1.95             1.71              1.28
Pro forma earnings per share under SFAS No. 123
   Basic                                                                 1.30             1.53              1.17
   Diluted                                                               1.27             1.52              1.16
----------------------------------------------------------------------------------------------------------------


                                       K.
                                RECAPITALIZATION
On March 29, 1995, the Company completed a recapitalization plan, including a self-tender offer under which the Company purchased 7.0 million shares of its common stock at a price of $25.00 per share payable in cash, and entered into a $220.0 million credit facility to finance the tender offer, Olson's merger and provide additional capital. Additionally, the Company sold 1.0 million newly issued shares of its common stock to Zell/Chilmark Fund L.P. (Zell/Chilmark) at $25.00 per share on March 29, 1995. Zell/Chilmark acquired an additional approximately 3.0 million shares at $25.00 per share, plus an amount equal to a 5% annual return on such amount from March 17, 1995 through January 16, 1996, directly from the Company's chairman in a separate transaction that closed on January 16, 1996.

     To reflect the net reduction in shareholders' equity resulting from the recapitalization, the Company reduced retained earnings to zero at the beginning of the second quarter of 1995 and allocated the remaining amount as a reduction to common stock.

     Fees paid in connection with the recapitalization aggregated approximately $4.3 million. During the first quarter of 1995, $1.4 million of these fees were recorded as a one-time expense, which was not deductible for federal income tax purposes. The remaining costs of $2.9 million were recorded as a direct reduction to shareholders' equity.

                                       L.
                      OLSON'S FOOD STORES, INC. ACQUISITION
On March 2, 1995 the principal operations of Olson's acquisition were merged into the Company, including assets and liabilities related to 12 of its grocery stores and its interest in certain grocery stores in various stages of development, and its rights to several other future sites. The merger was effected through an acquisition of 100% of the outstanding voting securities of Olson's for $18.0 million cash, 752,941 shares of the Company's common stock, which as of March 2, 1995 had a value of $18.1 million, and the assumption by the Company of approximately $24.0 million of indebtedness of Olson's. The merger has been accounted for under the purchase method of accounting.

     In connection with the Olson's merger, liabilities assumed were as follows (in thousands):

                Fair value of assets acquired        $ 69,246
                Cash paid                             (18,000)
                Long-term debt assumed                (24,000)
                Common stock issued                   (18,070)
                                                     --------
                Current liabilities assumed          $  9,176
                                                     ========


                                       M.
                        KEITH UDDENBERG, INC. ACQUISITION
On February 14, 1997, the principal operations of KUI, including assets and liabilities related to 25 grocery stores in the western and southern Puget Sound region of Washington, were merged into KUA. The merger, which has been accounted for under the purchase method of accounting, was effected through the acquisition of 100% of the outstanding voting securities of KUI for consideration consisting of $34.5 million cash, 904,646 shares of the Company's common stock, (which as of February 14, 1997 had a value of $36.0 million) and the assumption by the Company of approximately $23.8 million of indebtedness of KUI.

     For financial reporting purposes, the consideration paid for the operations of KUI has been allocated to the fair value of assets acquired and liabilities assumed. Goodwill of $48.8 million has been recorded as a result of the merger and is being amortized over 40 years. Because the transaction was a statutory merger, the Company has a carryover tax basis and amortization of the excess of the book value over the tax basis of the assets included in the merger is not deductible for federal income tax purposes.

     Following is a summary of the assets and liabilities recorded as a result of the KUI merger (in thousands):

                Cash                                 $  1,177
                Inventories                            15,985
                Other current assets                    5,699
                                                     --------
                        Total current assets           22,861

                Property, plant and equipment          22,898
                Leasehold interest                     20,000
                Goodwill                               48,776
                Other assets                           12,429
                Current liabilities                   (18,236)
                Deferred income taxes                 (10,757)
                Other liabilities                      (3,733)
                Long-term debt                        (23,768)
                                                     --------
                                                     $ 70,470
                                                     ========

     Long-term debt of $23.8 million assumed in connection with the merger was subsequently repaid.

                                       N.
                        HUGHES MARKETS, INC. ACQUISITION
On March 19, 1997, the Company acquired the principal operations of Hughes, including the assets and liabilities related to 57 grocery stores located in Southern California and a 50% interest in Santee Dairies, Inc., one of the largest dairy plants in California. The acquisition, which has been accounted for under the purchase method of accounting, was effected through the acquisition of 100% of the outstanding voting securities of Hughes, for cash consideration of approximately $360.5 million, and the assumption by the Company of approximately $33.2 million of indebtedness (including $6.1 million of current indebtedness) of Hughes, consisting primarily of capitalized store leases.

     For financial reporting purposes, the consideration paid for Hughes has been allocated to the fair value of assets acquired and liabilities assumed. The final determination of such fair values was completed in the Company's fourth quarter with resulting adjustments to certain assets and liabilities, including goodwill. Goodwill of $191.9 million has been recorded as a result of the acquisition and is being amortized over 40 years. Current liabilities assumed include a reserve for store closures of $13.1 million. This reserve was established in accordance with Emerging Issues Task Force Bulletin 95-3. Because the transaction was a statutory merger, the Company has a carryover tax basis and amortization of the excess of the book value over the tax basis of the assets included in the merger is not deductible for federal income tax purposes.

     Following is a summary of the assets and liabilities recorded as a result of the Hughes merger (in thousands):

                Cash                              $    13,767
                Inventories                            65,042
                Other current assets                   20,782
                                                  -----------
                  Total current assets                 99,591

                Property, plant and equipment         148,997
                Property under capital leases          21,191
                Leasehold interest                     56,950
                Goodwill                              191,922
                Other assets                            4,553
                Current liabilities                  (106,546)
                Deferred income taxes                 (14,027)
                Other liabilities                     (15,080)
                Long-term debt                           (278)
                Capital lease obligation              (26,774)
                                                  -----------
                                                  $   360,499
                                                  ===========

Hughes has a 50% interest in Santee Dairies, Inc. ("Santee"), one of the largest dairy plants in California. During 1997, the Company purchased $13.2 million in products from Santee Dairies, Inc.

                                       O.
                   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following pro forma financial information assumes that the acquisitions of KUI and Hughes and the related financings each occurred as of the beginning of each period presented.

In thousands, except per share data:                           1997                   1996
------------------------------------------------------------------------------------------
Sales                                                    $2,159,535             $2,111,663
Net earnings                                                 41,810                 23,557
Earnings per share
   Basic                                                       2.00                   1.14
   Diluted                                                     1.92                   1.12
------------------------------------------------------------------------------------------

                                       P.
            SUMMARIZED FINANCIAL INFORMATION - SUBSIDIARY GUARANTORS
The $150.0 million aggregate principal amount of 8.70% Senior Subordinated Notes, which are described in Note E, are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by Hughes, KUA and Quality Food Holdings, Inc. ("Holdings"), all of which are existing subsidiaries of the Company. Summarized financial information for subsidiary guarantors of the Notes is set forth below. Separate financial statements for the subsidiary guarantors of the Notes are not presented because the Company has determined that such financial statements would not be material to investors. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company, other than the non-guarantor subsidiaries which individually, and in the aggregate, are inconsequential.

     The following table presents combined summarized financial information for subsidiary guarantors of the Notes. The statement of earnings data represent the combined results of operations for the period from February 15, 1997 through December 27, 1997 for KUA, from March 20, 1997 through December 28, 1997 for Hughes, and from February 18, 1997 (date of inception) through December 27, 1997 for Holdings.

                                                           December 27, 1997
                                                           -----------------
         Balance Sheet Data (in thousands):
              Current assets                                 $     99,862
              Noncurrent assets                                   537,052
              Current liabilities                                 104,321
              Noncurrent liabilities                              327,068
              Shareholders' equity                                205,525

                                                              For the period
                                                     ended December 27, 1997
                                                     -----------------------
         Statement of Earnings Data (in thousands):
             Sales                                           $  1,021,844
             Operating income                                      38,924
             Earnings before income taxes                          20,064
             Net earnings                                           5,932


                                       Q.
                                SUBSEQUENT EVENTS
On March 9, 1998, QFC was merged with a wholly owned subsidiary of Fred Meyer, Inc. ("Fred Meyer"), thereby becoming a wholly owned subsidiary of Fred Meyer (the "Fred Meyer Merger"). The Fred Meyer Merger, as contemplated by the Agreement and Plan of Merger dated November 6, 1997, as amended on January 20, 1998, between Fred Meyer, QFC and a wholly owned subsidiary of Fred Meyer, was approved by the shareholders of QFC at a shareholders meeting held on March 6, 1998. The terms of the Fred Meyer Merger provide for a tax-free stock-for-stock transaction at an exchange ratio whereby each QFC shareholder received 1.9 shares of Fred Meyer common stock for each outstanding share of QFC common stock.


On March 10, 1998, Food 4 Less Holdings, Inc. ("Food 4 Less") was merged with a wholly owned subsidiary of Fred Meyer, thereby becoming a wholly owned subsidiary of Fred Meyer (the "Food 4 Less Merger").

                                       R.
                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Following is a presentation of selected financial data for each of the four quarters of 1997 and 1996.

                                                      First            Second            Third            Fourth
In thousands                                        Quarter           Quarter          Quarter           Quarter
Except earnings per share                         (12 weeks)        (12 weeks)       (12 weeks)        (16 weeks)
----------------------------------------------------------------------------------------------------------------
1997
Sales                                              $233,154          $501,128         $490,979          $652,854
Cost of sales and related
    occupancy expenses                              174,913           380,674          370,875           490,576
Gross margin                                         58,241           120,454          120,104           162,278
Operating income                                     12,867            24,006           23,861            31,843
Interest income                                         189               704              708               990
Interest expense                                      2,777             7,990            8,019            10,395
Net earnings                                          6,420             9,762           10,147            13,678
Earnings per share
   Basic                                                .42               .47              .48               .65
   Diluted                                              .40               .45              .47               .62
Weighted average shares outstanding
   Basic                                             15,295            20,908           20,956            21,022
   Diluted                                           16,017            21,633           21,701            22,169
----------------------------------------------------------------------------------------------------------------

1996
Sales                                              $176,627          $184,397         $186,142          $258,115
Cost of sales and related
    occupancy expenses                              133,313           138,221          139,015           193,398
Gross margin                                         43,314            46,176           47,127            64,717
Operating income                                      9,828            11,654           11,285            16,230
Interest income                                          72               112              117               165
Interest expense                                      2,588             2,165            2,148             2,989
Net earnings                                          4,683             6,167            5,945             8,623
Earnings per share
   Basic                                                .32               .42              .41               .59
   Diluted                                              .32               .42              .40               .57
Weighted Average shares outstanding
   Basic                                             14,436            14,543           14,576            14,614
   Diluted                                           14,554            14,798           14,893            15,140
----------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                   Independent
                                Auditors' Report
--------------------------------------------------------------------------------

Board of Directors and Shareholders
Quality Food Centers, Inc.
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Quality Food Centers, Inc. and subsidiaries (the "Company") as of December 27, 1997 and December 28, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 1997 and December 28, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles.

     As described in Note Q, the Company completed a merger with Fred Meyer, Inc. on March 9, 1998.


/s / DELOITTE & TOUCHE LLP
Seattle, Washington



March 23, 1998

                           QUALITY FOOD CENTERS, INC.

                             Index to Exhibits Filed
                             with the Annual Report
                              on Form 10-K for the
                       Fiscal Year Ended December 27, 1997

Exhibit
Number             Description
-------            -----------

  3.1     Amended and Restated Articles of Incorporation of the Company.

  3.2     Restated Bylaws of the Company.

  4.1a Guarantee, dated as of March 11, 1998, made by the Guarantors referred to therein (including the Company) in favor of Bankers Trust Company, as Administrative Agent and Collateral Agent, The Chase Manhattan Bank, as Syndication Agent, The Various Financial Institutions Identified as Lenders in the Participation Agreement, as Lenders, and The Various Financial Institutions Identified as Investors in the Participation Agreement, as Investors.

  4.1b Participation Agreement among Fred Meyer, Inc., as Lessee and as Construction Agent, FMS Trust 1997-1, a Delaware business trust, as Lessor, Wilmington Trust Company, not in its individual capacity, except as expressly specified therein, but solely as Owner Trustee under the FMS Trust 1997-1, the Investors party to the Trust Agreement, Bankers Trust Company, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Lenders Parties thereto, dated as of March 11, 1998; Chase Securities Inc. and BT Alex. Brown, as Arrangers.

  4.1c Lease, Security Agreement and Financing Statement between Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee under the FMS Trust 1997-1, as Lessor, and Fred Meyer, Inc., dated as of March 11, 1998.

  4.1d Construction Agency Agreement, dated as of March 11, 1998, between FMS Trust 1997-1, a Delaware business trust, and Fred Meyer, Inc., a Delaware corporation.

  4.1e Credit Agreement among FMS Trust 1997-1, as Borrower, The Several Lenders from Time to Time Parties Thereto, Bankers Trust Company, as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent, dated as of March 11, 1998.

  4.1f Lessee Guarantee, dated as of March 11, 1998, made by Fred Meyer, Inc., as Lessee Guarantor, in favor of FMS Trust 1997-1, as Lessor, Bankers Trust Company, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, The Various Financial Institutions Identified as Lenders in the Participation Agreement, as Lenders, and The Various Financial Institutions Identified as Investors in the Participation Agreement Therein, as Investors.

  4.1g Pledge Agreement, dated as of March 11, 1998, entered into by Fred Meyer, Inc., a Delaware corporation, and each of the undersigned subsidiaries of Fred Meyer, Inc. (including the Company) in favor of Bankers Trust Company, as administrative agent and collateral agent, for the Beneficiaries.

Exhibit
Number             Description
-------            -----------

  4.1h Intercreditor and Collateral Agency Agreement, dated as of March 11, 1998, among Bankers Trust Company, as Administrative Agent under the Loan Agreement, as Administrative Agent under the Synthetic Lease Facility, and as Collateral Agent, Fred Meyer, Inc. and the Subsidiary Pledgors.

  4.1i Subsidiary Guarantee, dated as of March 11, 1998, executed by each of the Guarantors listed on the signature page thereof (including the Company) for the benefit of Bankers Trust Company, as Administrative Agent under the Loan Agreement, and each Lender named therein.

  4.1j $3,500,000,000 Loan Agreement, dated as of March 11, 1998, among Fred Meyer, Inc., as Borrower, and The Lenders Party Thereto; Bankers Trust Company, as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent; Chase Securities Inc. and BT Alex. Brown, as Arrangers.

  4.2a Notes Indenture, dated as of March 11, 1998, among Fred Meyer, Inc., the Guarantors named therein (including the Company) and First National Bank of Chicago, Trustee (Incorporated by reference to
          Exhibit 4 to Fred Meyer's Registration Statement on Form S-3, as amended, No. 333-44537, filed January 20, 1998.

  4.2b Notes First Supplemental Indenture, dated as of March 11, 1998, among Fred Meyer, Inc., the Guarantors named therein (including the Company) and First National Bank of Chicago, Trustee (Incorporated by reference to Exhibit 4.2 to Fred Meyer's Current Report on Form 8-K, filed March 9, 1998).

  10.1 Quality Food Centers, Inc. Amended and Restated 1987 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 333-19913, filed January 16, 1997.)*

  10.2 Form of Stock Option Agreement under Quality Food Centers, Inc. 1987 Incentive Stock Option Plan. (Incorporated by reference to Exhibit
          10.29 to the Company's Registration Statement on Form S-1, No. 33-12474, filed March 9, 1987.)*

  10.3 Director's Nonqualified Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 33-38736, filed January 25, 1991.)*

  10.4 Quality Food Centers, Inc. 1993 Executive Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, No. 33-69514, filed September 28, 1993.)*

  10.5a First Amendment to Shopping Center Lease, dated August 15, 1993, between Quality Food Centers, Inc. and University Village, Inc. (Incorporated by reference to Exhibit 10.15a to the Company's Form 10-K filed March 24, 1994.)

  10.5b Declaration of Restrictions and Easements, dated August 15, 1993, between Quality Food Centers, Inc. and University Village, Inc. (Incorporated by reference to Exhibit 10.15b to the Company's Form 10-K filed March 24, 1994.)

Exhibit
Number             Description
-------            -----------

  10.5c Development Agreement, dated August 25, 1993, among Quality Food Centers, Inc., U Village Land Limited Partnership and U Village Imp. Limited Partnership. (Incorporated by reference to Exhibit 10.15c to the Company's Form 10-K filed March 24, 1994.)

  10.5d Franchise Agreement, dated August 25, 1993, between Quality Food Centers, Inc., and University Village, Inc. (Incorporated by reference to Exhibit 10.15d to the Company's Form 10-K filed March 24, 1994.)

  10.5e Tenant Estoppel Certificate, dated as of August 9, 1993, from Quality Food Centers, Inc. to Principal Mutual Life Insurance Company, U Village Land Limited Partnership and U Village Imp. Limited Partnership. (Incorporated by reference to Exhibit 10.15e to the Company's Form 10-K filed March 24, 1994.)

  10.5f Subordination, Forbearance and Attornment Agreement, dated as of August 9, 1993, among Quality Food Centers, Inc., Principal Mutual Life Insurance Company, U Village Land Limited Partnership and U Village Imp. Limited Partnership. (Incorporated by reference to
          Exhibit 10.15f to the Company's Form 10-K filed March 24, 1994.)

  10.6 Right of First Refusal among the Company and Signature Bakery LLC, North Snohomish Enterprises, Inc., and Olson's Management Group LLC, dated as of March 1, 1995. (Incorporated by reference to Exhibit 10.15d to the Company's Form 10-K filed March 31, 1995.)

  10.7 Employment Agreement, dated as of September 1, 1996, between Quality Food Centers, Inc. and Marc Evanger (Incorporated by reference to
          Exhibit 99.7 to the Company's Current Report on Form 8-K/A, filed on February 18, 1997.)*

  10.8 Employment Agreement, dated as of September 1, 1996, by and between Quality Food Centers, Inc. and Dan Kourkoumelis (Incorporated by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K/A, filed on February 18, 1997.)*

  10.8a Amended Exployment Agreement, dated as of October 15, 1997 , by an between Quality Food Centers, Inc. and Dan Kourkoumelis.*

  10.9 Agreement and Plan of Merger, dated as of November 6, 1997, as amended as of January 20, 1998, among Quality Food Centers, Inc., Q-Acquisition Corp. and Fred Meyer, Inc. (Incorporated by reference to Appendix A to the Joint Proxy and Consent Solicitation
          Statement/Prospectus contained in Fred Meyer's Registration Statement on Form S-4, No. 333-44871, filed on January 26, 1998.)

  10.10   Quality Food Centers, Inc. 1997 Stock Option Plan*

  11 Statement re computation of per share earnings. (Reference is made to Note A to the Consolidated Financial Statements included in this report.)

Exhibit
Number             Description
-------            -----------

  23 Independent Auditor's Consent to incorporation by reference of its report on financial statements in Registration Statements on Form S-8 and Form S-3.

  24      Powers of Attorney.

  27.1    Financial Data Schedule

  27.2    Restated Financial Data Schedule for fiscal years 1996 and 1995

  27.3    Restated Financial Data Schedule for each fiscal quarter of 1996

  27.4    Restated Financial Data Schedule for each fiscal quarter of 1997

--------------------------------------------------------------------------------

     * Management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.